Form 10QSB
period 1995-08-31
APPLIED RESEARCH CORP
filed 1995-10-16
CIK 794876

                               FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1995

                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 01-10076


                       APPLIED RESEARCH CORPORATION
                       ----------------------------
     (Exact Name of small business issuer as Specified in its Charter)


               Colorado                               86-0585693
    --------------------------------             ---------------------
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification Number)


    8201 Corporate Drive, Suite 1120, Landover, Maryland        20785
    -----------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


                              (301) 459-8442
                              --------------
             (Registrant's telephone number, including area code)

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                   Yes   X       No
                               -------       --------

As of October 16, 1995, the Company had 6,811,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____  No ______

                                FORM 10-QSB

                       APPLIED RESEARCH CORPORATION

                                   INDEX



    Part  I:   FINANCIAL INFORMATION                              Page No.
------------------------------------                              --------
    Item 1    Financial Statements

              Condensed Consolidated Balance Sheets -
                August 31, 1995 and May 31, 1995                      3-4

              Condensed Consolidated Statements of Operations -
                Three months ended August 31, 1995 and 1994             5

              Condensed Consolidated Statements of Cash Flows -
                Three months ended August 31, 1995 and 1994           6-7

              Notes to Condensed Consolidated Financial Statements   8-10

    Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 11-15

    Part II: OTHER INFORMATION
    --------------------------

    Item 1    Legal Proceedings                                        16

    Item 2    Changes in Securities                                    16

    Item 3    Defaults Upon Senior Securities                          16

    Item 4    Submission of Matters to a Vote of Security Holders      16

    Item 5    Other Information                                        16

    Item 6    Exhibits and Reports on Form 8-K                         16

    Signatures                                                         17

                APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            August 31,            May 31,
                                              1995                 1995
                                           (Unaudited)           (Audited)
                                           -----------           ---------
ASSETS
------
CURRENT ASSETS
  Cash                                     $   30,724            $   15,028
  Accounts receivable, net                  1,568,773             1,792,853
  Inventory, at cost                            2,919                 3,709
  Other current assets                         60,507                60,819
                                           ----------            ----------
TOTAL CURRENT ASSETS                        1,662,923             1,872,409

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                     201,750               192,880
  Computer equipment                          480,549               464,557
  Laboratory equipment                        246,365               246,365
  Leasehold improvements                       22,322                22,322
                                            ---------            ----------
                                              950,986               926,124
  Less accumulated depreciation and
    amortization                              795,902               776,807
                                           ----------            ----------

NET PROPERTY AND EQUIPMENT                    155,084               149,317

INTANGIBLE ASSETS, NET OF AMORTIZATION         52,976                57,357

OTHER                                          43,275                41,075
                                            ---------            ----------

TOTAL ASSETS                               $1,914,258            $2,120,158
                                           ----------            ----------
                                           ----------            ----------



                        See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES


                                            August 31,            May 31,
                                              1995                 1995
                                           (Unaudited)           (Audited)
                                           -----------           ----------
LIABILITIES
-----------

CURRENT LIABILITIES
  Notes payable, current maturities         $  826,086            $  911,681
  Accounts payable                             493,627               549,295
  Accrued salaries and benefits              1,106,717             1,185,641
  Accrued payroll taxes and withholdings       650,012               481,576
  Other accrued liabilities                    463,580               392,223
  Billings in excess of costs and
    anticipated profits                         32,888                59,594
  Deferred revenue                              20,424                14,444
  Income taxes payable                           9,560                19,860
  Provision for contract losses                 40,000                40,000
                                             ---------            ----------
TOTAL CURRENT LIABILITIES                    3,642,894             3,654,314

NOTES PAYABLE, NET OF CURRENT MATURITIES        25,000                25,000
                                             ---------            ----------

TOTAL LIABILITIES                            3,667,894             3,679,314
                                             ---------            ----------

STOCKHOLDERS' DEFICIT
---------------------
Preferred Stock, $.10 par value,
 40,000,000 shares authorized, none issued          -                      -
Common Stock, $.0005 par value, 60,000,000
  shares authorized, 5,944,416 shares
  issued and outstanding                        2,972                  2,972
Capital in excess of par value              1,026,649              1,026,649
Accumulated deficit                        (2,783,257)            (2,588,777)
                                           ----------             ----------
TOTAL STOCKHOLDERS' DEFICIT                (1,753,636)            (1,559,156)
                                           ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                   $1,914,258             $2,120,158
                                           ----------             ----------
                                           ----------             ----------


                          See accompanying notes to the
                   condensed consolidated financial statements

                APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED AUGUST 31, 1995 AND 1994

                                                  1995           1994
                                               (Unaudited)    (Unaudited)
                                               -----------    -----------
Revenue                                         $2,317,846    $2,512,515

Operating costs and expenses:
   Direct cost of services                       1,441,041     1,547,592
   Indirect operating cost                         533,512       579,068
   General & administrative expenses               381,479       360,213
                                                ----------    ----------

Total operating costs and expenses               2,356,032     2,486,873
                                                ----------    ----------
Operating income (loss)                            (38,186)       25,642

Other expense:
  Interest expense                                  80,990        79,099
  Compensation expense associated
     with stock awards                              29,688             -
  Other, net                                        45,616        18,697
                                                ----------    ----------
Total other expense                                156,294        97,796
                                                ----------    ----------
Loss before income taxes                          (194,480)      (72,154)
Income taxes                                             -             -
                                                ----------    ----------
Net  loss                                       $ (194,480)   $  (72,154)
                                                ----------    ----------
                                                ----------    ----------

Net loss per share                              $    (0.03)   $    (0.01)
                                                ----------    ----------
                                                ----------    ----------

Weighted average number of shares outstanding    5,944,416     5,944,416
                                                ----------    ----------
                                                ----------    ----------

                        See accompanying notes to the
                   condensed consolidated financial statements

                APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED AUGUST 31, 1995 AND 1994

                                                1995              1994
                                             (Unaudited)       (Unaudited)
                                             -----------       -----------
Cash flows from operating activities:
Net  loss                                     $  (194,480)      $  (72,154)

Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
   Depreciation                                    19,095           13,214
   Amortization                                     5,076           18,339
   Changes in assets and liabilities:
     Decrease in accounts receivable              224,080          441,488
     Decrease in inventory                            790              562
     Decrease in other current assets                 312           15,591
     Increase in intangible assets                   (695)         (13,708)
     Increase in other assets                      (2,200)          (8,666)
     Decrease in accounts payable                 (55,668)        (140,809)
     Decrease in accrued salaries and benefits    (78,924)          (4,660)
     Increase in accrued payroll
        taxes and withholdings                    168,436           51,320
     Increase (decrease) in other
        accrued liabilities                        71,357           (4,024)
     Decrease in billings in excess of
        costs and anticipated profits             (26,706)         (62,493)
     Increase in deferred revenue                   5,980                -
     Decrease  in  income taxes  payable          (10,300)               -
                                                ----------      ----------

Net cash provided in operating activities         126,153          234,000
                                                ----------      ----------

Cash flows from investing activities:
    Capital expenditures                          (24,862)         (27,907)
                                                ----------      ----------
Net cash used in investing activities             (24,862)         (27,907)
                                                ----------      ----------

                                   CONTINUED


                        See accompanying notes to the
                 condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 THREE MONTHS ENDED AUGUST 31, 1995 AND 1994

                                                1995              1994
                                             (Unaudited)       (Unaudited)
                                             -----------       -----------

Cash flows from financing activities:
   Proceeds from equipment loan                       -             50,515
   Proceeds of loans from receivables
    assignment                                1,743,939          1,982,847
   Repayment of loans from receivables
    assignment                               (1,825,948)        (2,210,094)
   Repayment of notes payable to bank                 -            (25,000)
   Repayment of equipment loan                   (3,586)                 -
                                            -----------         ----------
Net cash used in financing activities           (85,595)          (201,732)
                                            -----------         ----------
Net increase in cash                             15,696              4,361

Cash at the beginning of period                  15,028             32,804
                                            -----------         ----------
Cash at the end of period                   $    30,724         $   37,165
                                            -----------         ----------
                                            -----------         ----------



Supplemental disclosure of cash flow
 information:

Cash paid during the quarter for interest   $    58,959         $   78,229
                                            -----------         ----------
                                            -----------         ----------

                        See accompanying notes to the
                   condensed consolidated financial statements

                APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of August 31, 1995, the condensed consolidated statements of operations for the three months ended August 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the three months ended August 31, 1995 and 1994, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1995, and for all periods presented, have been made.

The Company owns 95% of ARInternet which was formed during November 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at August 31, 1995, no minority interest has been provided.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1995. The results of operations for the period ended August 31, 1995, are not necessarily indicative of the operating results for the full year.

2. LOSS PER COMMON SHARE

Loss per share of common stock has been computed by dividing the net income by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.

3. RECLASSIFICATIONS

Certain amounts in the condensed consolidated balance sheet as of May 31, 1995, the condensed consolidated statement of operations for the three months ended August 31, 1994, and the condensed consolidated statement of cash flows for the three months then ended have been reclassified to conform to the August 31, 1995, presentation.

4. NOTES PAYABLE

The Company is in default of its loan agreement with its Lender pursuant to a provision requiring it to remit all federal payroll withholding taxes as they become due. As disclosed in Note 6, the Company was delinquent on its federal payroll withholding taxes in the approximate amount of $607,800 as of August 31, 1995. Although the Company has not received any notice of default from the Lender, all borrowings under this arrangement have been shown as current notes payable in the consolidated financial statements.

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

5. RETIREMENT PLAN

At August 31, 1995, the Company had not remitted employee contributions of $330,456. During 1995, the Company reached an agreement with its Lender, pursuant to which the Lender has been authorized to, and has remitted the employee contributions as they become due. Under this agreement, the Lender deducts the current amounts due to the plan from the Company's borrowings against billed receivables. As a result, since February 1, 1995, the Company (through its Lender) has remitted all 1995 employee contributions as they become due. The Company has informed its employees that it intends to pay interest at the rate of 15% per annum on the unpaid employee withholdings. At August 31, 1995, the Company had accrued interest payable of approximately $64,400.

At August 31, 1995, the Company had not remitted employer contributions of $173,428. The Company has informed its employees that it intends to pay interest on these amounts at the prevailing statutory rates (approximately 5%). At August 31, 1995, the Company had accrued interest payable of approximately $3,100.

During July 1995, the Company agreed to and signed contract modifications on its two largest contracts with NASA. The contract modifications require the Company to remit an increasing portion of its fee earned on these two contracts directly to the 401(k) plan in order to reduce the past due amounts owed. The portion of the fees applied to the plan was 25% for the fees earned beginning January 1, 1995 and increases to 75% during calendar year 1995. Starting January 1, 1996, the percentage increases to 100%. The contract modifications will remain in effect until all past due amounts owed the 401(k) plan have been repaid. Through August 31, 1995, $30,310 of fees earned under these contracts had been remitted to the 401(k) plan in accordance with the contract modifications. Although the fees generated by these contracts will ultimately liquidate the past due amounts owed to the 401(k) plan, these modifications will reduce the cash flow available to meet the Company's remaining obligations. Based on the current level of work being performed on these two contracts, both contracts together generate approximately $150,000 in fees per year.

6. WITHHOLDING TAXES

As of August 31, 1995, the Company had not remitted federal payroll tax withholdings totaling approximately $607,800 relating to the fourth calendar quarter of 1994 and the second calendar quarter of 1995. As a result, the Company has accrued penalties and interest on those delinquent amounts totaling approximately $220,000 through August 31, 1995. The Company has been in contact with the Internal Revenue Service, and has informed them that it is currently attempting to raise additional capital in order to liquidate this obligation. The Company has also requested that a portion of the penalties be abated, however, there has been no indication that any of these penalties and/or interest charges will be abated. During September, 1995, the Company remitted a $50,000 payment to the IRS. The IRS has also demanded a $250,000 payment be made on October 27, 1995, with the balance due by November 30, 1995. In the event the Company fails to comply with the current payment schedule, and the IRS and the Company are unable to reach acceptable alternate payment arrangement, all or a portion of the Company's assets would be subject to seizure and possible sale by the IRS.

                APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Concluded


The Company is current with all of its state withholding taxes. The Company has remitted all of its federal withholding tax payments on a current basis since July 1, 1995.

7. COMMON STOCK ISSUED

During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market makers for the Company's common stock. As compensation, the Companies will each receive up to a total of 400,000 shares of the Company's common stock. The Company has registered with the Securities and Exchange Commission the stock issued pursuant to these agreements. Both agreements can be canceled by the Company at any time. All of the stock represented by these two agreements (800,000 shares) has been issued and is being held in escrow pending its release, as specified in the agreements. Upon the release of the stock, the Company has recorded compensation expense equal to the average price between the bid and asked prices (approximately $0.30 a share) on the date the agreements were signed. During the quarter ended August 31, 1995, the Company accrued $29,688 of compensation expense associated with the first 100,000 shares that were scheduled to be released on August 1, 1995. At August 31, 1995, this amount is included in other accrued liabilities. This amount will be reclassified to equity in September 1995.

8. SUPPLEMENTAL SEGMENT INFORMATION

The Company's operations have been classified into three business segments:

Sales to unaffiliated customers:

                                ARM          ARS        ARI     Consolidated
                                ---          ---        ---     ------------
    QUARTER ENDED:
    -------------
    August 31, 1995         $2,152,516    $122,386    $42,944    $2,317,846
    August 31, 1994         $2,388,560    $123,955          -    $2,512,515


Operating income (loss) from continuing
operations before other (income) expense, income taxes and extraordinary item:

    QUARTER ENDED:
    -------------
    August 31, 1995         $72,274      $(26,520)   $(83,940)   $(38,186)
    August 31, 1994         $98,645      $(73,003)          -    $ 25,642


Operating income (loss) equals total net revenues less operating expenses.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS FROM OPERATIONS

OVERVIEW

Applied Research Corporation ("the Company") is comprised of two wholly owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority owned subsidiary, ARInternet Corporation ("ARInternet"). ARM currently consists of three unincorporated divisions:
Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's discussion and analysis of financial condition and results of operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's discussion and analysis should be read in conjunction with the Selected Financial Information, and the Company's Condensed Consolidated Financial Statements, including the footnotes thereto.

RESULTS FROM OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO 1994

The Company's revenues for the quarter ended August 31, 1995, were $2,317,846, or (8)% below revenues of $2,512,515 for the same period during 1994. The decrease in revenues during the quarter ended August 31, 1995, of $194,669 is primarily attributable to the decrease in ARM's revenues of $(236,044) or (10)% over 1994 revenues of $2,388,560. ARM's revenues decreased as a result of a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the quarter ended August 31, 1994. Also contributing to the overall decease in revenues was a modest decrease in product sales by ARS of $(1,569) or (1)%, from 1994 revenues of $123,955. ARInternet's revenues were $42,944, and partially offset the declines experienced by ARM and ARS.

The Company's direct cost of services decreased $106,551 or 7%, from $1,547,592 in 1994, to $1,441,041 during the same period in 1995. Of this amount, ARM and ARS contributed decreases of $125,804 and $2,792, respectively, while ARInternet's cost of services increased $22,045. ARM's decrease in direct costs consisted of a $45,283 decrease in direct labor and a $80,521 decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters. The decrease in direct costs of ARS was primarily related to a decrease in the amount of amortization of previously capitalized software development costs, which were $13,600 less in 1995 than in 1994.

Indirect operating costs decreased $45,556 or 8%, from $579,068 in 1994, to $533,512 during 1995. Of this amount, ARM's indirect operating costs decreased $40,710 or 7%, while ARS's decreased $4,846 or 23%. ARM's decrease is directly related to a decrease in fringe benefit costs incurred as a result of fewer staff, as well as a decrease in the amount of indirect labor being charged to overhead. ARS's decrease was directly related to a decrease in technical staff which occurred during the second half of the previous fiscal year.

General and administrative ("G&A") expenses increased $21,266 or 6%, from $360,213 in 1994, to $381,479 during 1995. Most notably, the G&A expenses associated with ARInternet increased $104,839 during the quarter. Offset against this increase were decreases in ARM's and ARS's G&A expenses of

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS FROM OPERATIONS


$43,158 or 16% and $40,415 or 42%, respectively. ARM's decrease related to an decrease in research and development costs incurred as well as a reduction in other G&A expenses incurred during 1995 when compared to 1994. The decrease in ARS's G&A expenses was attributable to a reduction in marketing related expenses and a decrease in indirect labor charged during the period.

As a result of the foregoing, the Company realized an operating loss for the quarter ended August 31, 1995, of $(38,186) compared to an operating profit of $25,642 for the same period during 1994. ARM posted an operating profit of $72,274 in 1995 compared to $98,645 during the same period in 1994. The decrease in ARM's operating margin related to lower fees (profit) being realized on contracts during fiscal 1995 compared to the same period in 1994. ARS posted an operating loss of $(26,520) for 1995, which loss represented an improvement of $46,483 or 64% from the operating loss of $(73,003) during the same period in 1994. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet's net operating loss of $(83,940) during the quarter ended August 31, 1995, also decreased the Company's operating margins.

Interest and other expenses increased $58,498 or 60%, from $97,796 in 1994, to $156,294 during 1995. Net interest expense increased $1,891 or 2% from 1994. The increase in interest costs was the result of increased interest on unremitted employee 401(k) contributions during fiscal 1995 when compared to the same period in 1994. Other expenses also increased $26,919 during 1995. This was primarily due to the amount of penalties accrued as a result of the late payment of federal withholding taxes during the quarter ended June 30, 1995. (See Notes to the Condensed Consolidated Financial Statements, Notes 5 and 6). Until such time as the Company is able to increase its working capital, either through increased income from operations, or through additional equity financing, the likelihood of which is extremely uncertain, it is anticipated that interest and other expenses will continue to exert significant pressure on the Company's ability to generate positive earnings and cash flow.

The Company sustained a net loss of $(194,480) for the quarter ended August 31, 1995, compared to a net loss of $(72,154) during the same period last year. This loss reflects a decrease in ARM's operating margins of $(26,371), an increase in ARS's operating margin of $46,483, and net operating loss associated with ARInternet of $(83,940), which, in addition to the increase in interest and other costs of $58,498, negatively impacted overall margins by $(122,326) when compared to same quarter in 1994.

Loss per common share likewise increased from $(0.01) in 1994, to $(0.03) during 1995, as a direct result of the decrease in operating margins, increase in interest and other costs.

LIQUIDITY AND CAPITAL RESOURCES - 1995 COMPARED TO 1994

Total assets decreased $205,900 or 10%, from $2,120,158 at May 31, 1995, to $1,914,258 at August 31, 1995. Total liabilities on the other hand decreased from $3,679,314 to $3,667,894 over the same period, a decrease of $11,420.

The most significant reason for the decrease in total assets was a decrease in billed and unbilled accounts receivable of $224,080. At August 31, 1995, the Company had $704,685 and $864,088 in billed and

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS FROM OPERATIONS


unbilled receivables, respectively. Billed receivables decreased $363,740 or 34% from May 31, 1995, while unbilled receivables increased $139,660 or 19% from May 31, 1995. The decrease in billed accounts receivable was primarily the result of: a) fewer billings actually outstanding at August 31, 1995, when compared to May 31, 1995 (see related increase in unbilled receivables),
b) a decrease in the average amount billed due to the decrease in revenues and, c) a concerted effort to reduce the number of days that billings were outstanding. The increase in unbilled accounts receivable was caused by an increase in the amount of work that was unbilled (nine days) at August 31, 1995, when compared to May 31, 1994 (only two days). Consistent with the decrease in accounts receivable, the Company decreased the current maturities of notes payable by $85,595, accounts payable by $55,668 and accrued salaries and benefits by $78,924.

The Company's working capital deficit continued to grow during the quarter ended August 31, 1995, increasing from a deficit of $(1,781,905) to a deficit of $(1,979,971). Adding to the Company's working capital deficit during the quarter ended August 31, 1995, was an increase in unremitted payroll taxes withheld of $168,436, from $481,576 at May 31 1995, to $650,012 at August 31,
1995. Of the August 31, 1995, balance, approximately $607,800 of federal withholding taxes were past due.

In addition, the following also impacted the Company's liquidity and capital resources:

     - During the quarter ended August 31, 1995, the Company purchased approximately $24,900 of property and equipment. Included in total purchases, is approximately $15,800 of equipment for ARInternet, representing computer hardware and software required to provide ARInternet with the capability of offering Internet access and services. The remaining $9,100 of purchases represented ARM purchases of additional computer hardware. The Company does not plan any major additional equipment purchases unless ARInternet's growth warrant them and is also seeking alternate equipment financing to help finance ARInternet's equipment purchases.

     - During July, 1995, the Company executed contract modifications on its two largest contracts with NASA. The contract modifications require the Company to remit an increasing portion of its fees earned on these two contracts directly to the 401(k) plan in order to reduce the past due amounts owed. The portion of fees applied to the Plan was 25% for fees earned from January 1, 1995, and increases to 75% during calendar year 1995. Starting January 1, 1996, the percentage increases to 100%. The contract modifications will remain in effect until all past due amounts owed the Plan have been repaid. Through August 31, 1995, $30,310 of fees earned under these contracts had been remitted to the Plan in accordance with the contract modifications. Although the fees generated by these contracts will ultimately liquidate the past due amounts owed to the Plan, these modifications will reduce the cash flow available to meet the Company's remaining obligations. Based on the current level of work being performed on these two contracts (both contracts together generate approximately $150,000 in fees per year) it will take approximately 3.5 years to bring all past due amounts owed the Plan current absent additional payments from other sources. Should the Company be successful in raising the additional capital it is currently seeking, it intends to liquidate as much of the remainder of this obligation as possible from the proceeds generated from such an offering.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS FROM OPERATIONS


     - During September, 1995, the Company remitted a $50,000 payment to the IRS. The IRS has demanded a $250,000 payment be made on October 27, 1995, with the balance due by November 30, 1995.

During the next 12 months, the Company's anticipated cash expenditures include: payment of federal withholding taxes which together with interest and penalties total approximately $777,800, payment of past due employee and employer contributions, and accrued interest due to the Company's 401(k) plan totaling $571,300, payments to subcontractors related to the Company's Government contracts, and supplying the Company with operating funds to cover losses. Given the Company's current working capital deficit, absent a significant improvement in the Company's operations or a large infusion of capital, the Company may not have sufficient capital to achieve its current business plan. Additionally, the continued increase in the Company's working capital deficit, together with the Company's net capital deficit, raise substantial doubt as to the Company's ability to continue as a going concern.

In order to reduce the Company's working capital deficit the Company has taken the following actions:

     - In January, 1995, the Company signed an agreement with a New York investment banking firm to raise between $1.0 - $5.0 Million in capital. Specifically, the Company is seeking to raise $1.5 Million immediately, followed by a second round of financing, perhaps twelve (12) to eighteen
       (18) months later. As compensation, this firm would receive warrants or options to purchase Common Stock in the Company equal to between 5% and 10% of the amount raised, at approximately the same price that shares would be sold in the offering. The agreement contemplates that money will be raised on a best efforts basis. Thus, although initial indications appear promising, there can be no assurance that the firm will be able to raise any capital, or that in the event the firm is able to raise additional capital, that the money raised will be sufficient to materially improve the Company's operations.

     - During fiscal 1995, the Company completed design of its BIO-UVB Meter instrument and was granted two (2) patents. Since the patents sought by the Company were granted during 1995, the Company is now focusing on licensing or selling this product to a commercial company that already has established marketing and distribution channels. During October, 1995, the Company further reduced the expenditures on this project by 75% from $45,000 to approximately $11,000 a quarter.


     - During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market makers for the Company's common stock. Although the Company's common stock was delisted from the Philadelphia Stock Exchange, the Company is listed on the Over-the-Counter Electronic Bulletin Board system. Accordingly, these companies believes that they can find and attract market makers for the Company's common stock. As compensation, the Companies will each receive 50,000 shares of the Company's common stock each month for eight months. The Company has agreed to register with the Securities and Exchange Commission any stock issued pursuant to these agreements. Both agreements can be canceled by the Company at any time.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS FROM OPERATIONS


     - During the quarter ended August 31, 1995, ARM funded approximately $29,000 of ARS expenses. During October, 1995, ARM discontinued paying these expenses.

     - During the quarter ended August 31, 1995, ARInternet began to pay for all of its non-payroll expenses. During October, 1995, ARInternet began to pay for a portion of its payroll expenses, thus reducing the cash dependence on ARM. These payments are projected to increase each month until ARInternet reaches cash flow breakeven, which is projected to occur during the latter half of the current fiscal year. In addition, to ease the cash burden currently being caused by ARInternet, during October, 1995, ARInternet reduced its the salary expenses by 20% and the other expenses by approximately 10%.


While there can be no assurance, management believes that the foregoing actions should positively impact the Company's financial condition, and in particular, reduce the Company's working capital deficit in the short-term. However, absent a significant reduction in the Company's working capital deficit, together with a marked improvement in the Company's operations or a large infusion of capital, the likelihood of which cannot be guaranteed, the Company's ability to continue as a going concern is questionable. This is particularly true given the Company's current federal withholding tax deficit, and apparent inability to bring this obligation current within a reasonable time frame without a significant infusion of capital.

INFLATION

The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

                         PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES

     None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     None

               APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ S.P.S. Anand                                     October 16, 1995
------------------------------------------           ----------------------
Dr. S.P.S. Anand                                     Date
President and Chief Executive Officer




/s/ Dennis H. O'Brien                                October 16, 1995
------------------------------------------           ----------------------
Dennis H. O'Brien                                    Date
Vice President and Chief Financial Officer