Form 10QSB
period 1995-11-30
APPLIED RESEARCH CORP
filed 1996-01-19
CIK 794876

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 1995

                                       OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from

                         Commission file number 01-10076

                          APPLIED RESEARCH CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


    Colorado                                                    86-0585693
-------------------                                    -------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)


    8201 Corporate Drive, Suite 1120, Landover, Maryland               20785
    ------------------------------------------------------------------------
                  (Address of principal executive offices) (Zip Code)


                                 (301) 459-8442
                                 --------------
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes     X       No
                              ----------     ---------

As of January 20, 1996, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):
      Yes _______   No _______

                                   FORM 10-QSB

                          APPLIED RESEARCH CORPORATION

                                      INDEX



     Part I:        FINANCIAL INFORMATION                               Page No.
     -------        ---------------------                               --------
     Item 1         Financial Statements

                    Condensed Consolidated Balance Sheets -
                       November 30, 1995 and May 31, 1995                 3-4

                    Condensed Consolidated Statements of Operations -
                       Three months ended November 30, 1995 and 1994        5

                    Condensed Consolidated Statements of Operations -
                       Six months ended November 30, 1995 and 1994          6

                    Condensed Consolidated Statements of Cash Flows -
                       Six months ended November 30, 1995 and 1994        7-8

                    Notes to Condensed Consolidated Financial Statements 9-12

     Item 2         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations              13-19

     Part II:       OTHER INFORMATION
     --------       -----------------
     Item 1         Legal Proceedings                                      20

     Item 2         Changes in Securities                                  20

     Item 3         Defaults Upon Senior Securities                        20

     Item 4         Submission of Matters to a Vote of Security Holders    20

     Item 5         Other Information                                      20

     Item 6         Exhibits and Reports on Form 8-K                       20

     Signatures                                                            21

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                November 30,         May 31,
                                                    1995              1995
                                                (Unaudited)         (Audited)
                                                -----------         ---------

ASSETS
------
CURRENT ASSETS
  Cash                                          $    11,813        $    15,028
  Accounts receivable, net                        1,549,595          1,792,853
  Inventory, at cost                                  2,100              3,709
  Other current assets                               58,209             60,819
                                                -----------        -----------

TOTAL CURRENT ASSETS                              1,621,717          1,872,409

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                           203,072            192,880
  Computer equipment                                488,707            464,557
  Laboratory equipment                              258,678            246,365
  Leasehold improvements                             22,322             22,322
                                                -----------        -----------
                                                    972,779            926,124
  Less accumulated depreciation and
    amortization                                    815,808            776,807
                                                -----------        -----------


NET PROPERTY AND EQUIPMENT                          156,971            149,317

INTANGIBLE ASSETS, NET OF AMORTIZATION               47,901             57,357

OTHER                                                43,575             41,075
                                                -----------        -----------

TOTAL ASSETS                                    $ 1,870,164        $ 2,120,158
                                                -----------        -----------
                                                -----------        -----------


                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                                November 30,        May 31,
                                                   1995              1995
                                                (Unaudited)        (Audited)
                                                -----------       -----------

LIABILITIES
-----------
CURRENT LIABILITIES
  Notes payable, current maturities             $   651,491         $  911,681
  Accounts payable                                  637,998            549,295
  Accrued salaries and benefits                   1,197,118          1,185,641
  Accrued payroll taxes and withholdings            725,674            481,576
  Other accrued liabilities                         438,023            392,223
  Billings in excess of costs and
    anticipated profits                              18,612             59,594
  Deferred revenue                                   20,424             14,444
  Income taxes payable                                8,550             19,860
  Provision for contract losses                      40,000             40,000
                                                -----------        -----------

TOTAL CURRENT LIABILITIES                         3,737,890          3,654,314

NOTES PAYABLE, NET OF CURRENT MATURITIES                  -             25,000
                                                -----------        -----------

TOTAL LIABILITIES                                 3,737,890          3,679,314
                                                -----------        -----------

STOCKHOLDERS' DEFICIT
---------------------
Preferred Stock, $.10 par value,
  40,000,000 shares authorized, none
  issued                                                  -                  -
Common Stock, $.0005 par value,
  60,000,000 shares authorized, 6,811,083
  shares issued and 6,311,083
  shares outstanding                                  3,155              2,972
Capital in excess of par value                    1,140,529          1,026,649
Accumulated deficit                              (3,011,410)        (2,588,777)
                                                -----------        -----------

TOTAL STOCKHOLDERS' DEFICIT                      (1,867,726)        (1,559,156)
                                                -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                       $ 1,870,164        $ 2,120,158
                                                -----------        -----------
                                                -----------        -----------

                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994



                                              1995                1994
                                           (Unaudited)         (Unaudited)
                                           -----------         -----------
Revenue                                     $2,275,852          $2,361,402

Operating costs and expenses:
  Direct cost of services                    1,383,235           1,451,667
  Indirect operating cost                      512,828             637,655
  General & administrative expenses            417,032             395,129
                                            ----------          ----------

Total operating costs and expenses           2,313,095           2,484,451
                                            ----------          ----------

Operating income (loss)                        (37,243)           (123,049)

Other expense:
  Interest expense                             104,504              79,809
  Compensation expense associated
     with stock awards                          59,375                   -
  Other, net                                    27,031              46,477
                                            ----------          ----------

Total other expense                            190,910             126,286
                                            ----------          ----------

Loss before income taxes                      (228,153)           (249,335)

Income taxes                                         -                   -
                                            ----------          ----------

Net loss                                    $ (228,153)         $ (249,335)
                                            ----------          ----------
                                            ----------          ----------



Net loss per share                          $    (0.04)         $    (0.04)
                                            ----------          ----------
                                            ----------          ----------

Weighted average number of shares
  outstanding                                6,294,599           5,944,416
                                            ----------          ----------
                                            ----------          ----------

                          See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                              1995                1994
                                           (Unaudited)         (Unaudited)
                                           -----------         -----------
Revenue                                     $4,593,698          $4,873,917

Operating costs and expenses:
  Direct cost of services                    2,824,276           2,999,259
  Indirect operating cost                    1,046,340           1,216,723
  General & administrative expenses            798,511             755,342
                                            ----------          ----------

Total operating costs and expenses           4,669,127           4,971,324
                                            ----------          ----------

Operating income (loss)                        (75,429)            (97,407)

Other expense:
  Interest expense                             185,494             158,908
  Compensation expense associated
     with stock awards                          89,063                   -
  Other, net                                    72,647              65,174
                                            ----------          ----------

Total other expense                            347,204             224,082
                                            ----------          ----------

Loss before income taxes                      (422,633)           (321,489)

Income taxes                                         -                   -
                                            ----------          ----------

Net loss                                    $ (422,633)         $ (321,489)
                                            ----------          ----------
                                            ----------          ----------



Net loss per share                          $     (0.07)        $    (0.05)
                                            ----------          ----------
                                            ----------          ----------

Weighted average number of shares
  outstanding                                6,118,551           5,944,416
                                            ----------          ----------
                                            ----------          ----------


                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                                      1995           1994
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------
Cash flows from operating activities:
Net loss                                          $  (422,633)   $  (321,489)

Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
  Depreciation                                         39,001         31,978
  Amortization                                         10,151         39,490
  Increase in provision for contract losses                 -         40,000
  Compensation expense associated with
     common stock awards                               89,063              -
  Changes in assets and liabilities:
     Decrease in accounts receivable                  243,258        383,764
     Decrease in inventory                              1,609          2,532
     Decrease in other current assets                   2,610         29,957
     Increase in intangible assets                       (695)       (16,980)
     Increase in other assets                          (2,500)       (12,955)
     Increase (decrease) in accounts payable           88,703       (128,039)
     Increase in accrued salaries and benefits         11,477        203,088
     Increase in accrued payroll
       taxes and withholdings                         244,098        158,020
     Increase in other accrued liabilities             45,800         23,791
     Decrease in billings in excess of
       costs and anticipated profits                  (40,982)       (75,387)
     Increase in deferred revenue                       5,980              -
     Decrease in income taxes payable                 (11,310)             -
                                                  -----------    -----------
  Total adjustments                                   726,263        679,259
                                                  -----------    -----------
Net cash provided in operating activities             303,630        357,770
                                                  -----------    -----------


                                    CONTINUED



                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                   SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                                      1995           1994
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                (46,655)       (70,848)
                                                  -----------    -----------
Net cash used in investing activities                 (46,655)       (70,848)
                                                  -----------    -----------
Cash flows from financing activities:
  Proceeds from equipment loan                              -         50,515
  Proceeds of loans from receivables assignment     3,374,384      3,691,371
  Repayment of loans from receivables assignment   (3,627,022)    (4,003,281)
  Repayment of notes payable to bank                        -        (25,000)
  Repayment of equipment loan                          (7,552)        (1,846)
                                                  -----------    -----------

Net cash used in financing activities                (260,190)      (288,241)
                                                  -----------    -----------

Net decrease in cash                                   (3,215)        (1,319)

Cash at the beginning of period                        15,028         32,804
                                                  -----------    -----------

Cash at the end of period                         $    11,813    $    31,485
                                                  -----------    -----------
                                                  -----------    -----------
Supplemental disclosure of cash flow
  information:

Cash paid during the quarter for interest         $   160,046    $   148,432
                                                  -----------    -----------
                                                  -----------    -----------

During the quarter ended November 30, 1995, the holder of a $25,000 note converted the note into 66,667 shares of common stock of the Company.


                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of November 30, 1995, the condensed consolidated statements of operations for the three and six months ended November 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six months ended November 30, 1995 and 1994, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995, and for all periods presented, have been made.

The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at November 30, 1995, no minority interest has been provided.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1995. The results of operations for the period ended November 30, 1995, are not necessarily indicative of the operating results for the full year.

2.   LOSS PER COMMON SHARE

Loss per share of common stock has been computed by dividing the net income by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.

3.   RECLASSIFICATIONS

Certain amounts in the condensed consolidated balance sheet as of May 31, 1995, the condensed consolidated statements of operations for the three and six months ended November 30, 1994, and the condensed consolidated statements of cash flows for the six months then ended have been reclassified to conform to the November 30, 1995, presentation.

4.   NOTES PAYABLE

At November 30, 1995, the Company was in default of its loan agreement with its Lender ("PrinCap") pursuant to a provision requiring it to remit all federal payroll withholding taxes as they become due. As disclosed in Note 6, the Company was delinquent on its federal payroll withholding taxes in the approximate amount of $675,600 as of November 30, 1995. The IRS filed a lien against the Company on November 7, 1995, and on November 14, 1995, PrinCap issued a notice of default. PrinCap suspended all borrowings and applied all payments received from customers against the outstanding loan balance.

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

On November 17, 1995, the Company entered into an agreement with a new lender ("CFC"), and on December 4, 1995, CFC paid off the remaining outstanding PrinCap loan balance of $651,491, plus $18,288 of accrued interest and other charges. The agreement with CFC allows the Company to borrow 90% against billed receivables on all assigned contracts. Since the new financing agreement did not allow the Company to borrow against unbilled receivables, the Company was required to pay off the $250,000 unbilled loan advance and the approximate $35,000 equipment loan due to PrinCap at the time of closing the new loan. To accommodate this, CFC allowed the Company a one-time advance of approximately 97% against eligible billed receivables. The new financing agreement provides an interest rate of prime plus 4%, calculated on the mid-month and end-of-month balances. There is also a 0.65% service charge for each 15 day period on outstanding invoices.

The IRS has agreed to give CFC a priority security interest with regards to its loans against billed receivables. This interim agreement was agreed to by the IRS on December 1, 1995, and has continued through December 29, 1995, while the Company has applied for a formal subordination from the IRS. On January 2, 1996, the IRS notified the Company that the Subordination Application had been approved and that the Certificate of Subordination would be issued on or about January 15, 1996. Additionally, as part of a new installment agreement entered into with the IRS on December 1, 1995, CFC has agreed to deduct the monthly installment payment due to the IRS from the amounts the Company borrows against its current billings, and remit this directly to the IRS (See Note 6 for additional information).

5.   RETIREMENT PLAN

At November 30, 1995, the Company had not remitted employee contributions of $317,968. During 1995, the Company had an agreement with its previous Lender ("PrinCap"), pursuant to which PrinCap had been authorized to, and had remitted the 1995 employee contributions when they become due. Under this agreement, PrinCap deducted the current employee contribution amount due to the plan from the Company's borrowings against billed receivables. PrinCap stopped deducting and remitting these payments upon issuance of the default letter. As a result of PrinCap applying all residual payments it received to the outstanding loan balance, the Company did not have sufficient cash flow to remit the employee contributions and as a result, had not remitted any since November 8, 1995. As of November 30, 1995, the Company was delinquent in remitting 1995 employee contributions totaling $10,952. As of January 20, 1996, the delinquent 1995 contributions totaled $52,743. The Company has informed its employees that it intends to pay interest at the rate of 15% per annum on the unpaid employee withholdings. At November 30, 1995, the Company had accrued interest payable of approximately $74,300.

At November 30, 1995, the Company had not remitted employer contributions of $185,334. The Company has informed its employees that it intends to pay interest on these amounts at the prevailing statutory rates (approximately 5%). At November 30, 1995, the Company had accrued interest payable of approximately $4,200.

During July, 1995, the Company agreed to and signed contract modifications on its two largest contracts with NASA. The contract modifications require the Company to remit an increasing portion of its fee earned on these two contracts directly to the 401(k) plan in order to reduce the past due amounts owed.

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

The portion of the fees applied to the plan was 25% for the fees earned beginning January 1, 1995 and increased to 75% during calendar year 1995. Effective January 1, 1996, the percentage increased to 100%. The contract modifications will remain in effect until all past due amounts owed the 401(k) plan have been repaid. Through November 30, 1995, $48,916 of fees earned under these contracts had been remitted to the 401(k) plan in accordance with the contract modifications. Although the fees generated by these contracts will ultimately liquidate the past due amounts owed to the 401(k) plan, these modifications have and will continue to reduce the cash flow available to meet the Company's remaining obligations. Based on the current level of work being performed on these two contracts, both contracts together generate approximately $150,000 in fees per year. As of November 30, 1995, the Company was in compliance with the terms of these contracts, as modified.

6.   WITHHOLDING TAXES

As of November 30, 1995, the Company had not remitted federal payroll tax withholdings totaling approximately $607,800 relating to the fourth calendar quarter of 1994 and the second calendar quarter of 1995. The Company has accrued penalties and interest on those delinquent amounts totaling approximately $200,000 through November 30, 1995. During September, 1995, the Company remitted a $50,000 payment to the IRS. The IRS had demanded a $250,000 payment be made on October 27, 1995, with the balance due by November 30, 1995. The Company was unable to meet the October, 1995, payment, and as a result, the IRS filed a lien against the Company on November 7, 1995.

On December 1, 1995, the Company entered into a new installment agreement with the IRS which specifies a $75,000 monthly payment to be made by the 15th of each month starting with December, 1995, and continuing until the total liability has been paid. As part of this agreement, the IRS has agreed to give the Company's new lender ("CFC") a priority security interest with regards to its loans against billed receivables. This interim agreement has continued through December 29, 1995, while the Company has applied for a formal subordination from the IRS. On January 2, 1996, the IRS notified the Company that the Subordination Application had been approved and that the Certificate of Subordination would be issued on or about January 15, 1996. As a condition of the new installment agreement, CFC is required to deduct the monthly payment from the Company's borrowings against billed receivables and remit this directly to the IRS. CFC remitted the first installment payment to the IRS on December 4, 1995, and the second payment on January 17, 1996. However, because the Company's previous lender retained all receipts from the period between the issuance of the default letter and November 30, 1995, the Company fell behind on its current federal payroll taxes due. As of November 30, 1995, the Company owed an additional $66,800 to the IRS for the fourth calendar quarter of 1995. Due to the shortage of cash caused by the refinancing, as of January 20, 1996, the Company owes a total of $268,400 for the fourth calendar quarter of 1995.
As a result, the Company is in default of the new installment agreement. Unless the Company can pay the 4th calendar quarter taxes due immediately, all or a portion of the Company's assets are subject to immediate seizure and possible sale by the IRS.

As of December 31, 1995, the Company was also delinquent in remitting $30,945 of November, 1995, state withholding taxes. As of January 20, 1996, $27,898 of this amount remained unremitted.

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Concluded


7.   COMMON STOCK ISSUED

During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market makers for the Company's common stock. As compensation, the Companies will each receive up to a total of 400,000 shares of the Company's common stock. The Company has registered with the Securities and Exchange Commission the stock issued pursuant to these agreements. Both agreements can be canceled by the Company at any time. All of the stock represented by these two agreements (800,000 shares) has been issued and is being held in escrow pending its release, as specified in the agreements. Upon the release of the stock, the Company records compensation expense equal to the average of the bid and asked prices (approximately $0.30 a share) on the date the agreements were signed. Through November 30, 1995, a total of 150,000 shares had been released to each of these Companies.

8.   SUPPLEMENTAL SEGMENT INFORMATION

The Company's operations have been classified into three business segments:

Sales to unaffiliated customers:

                               ARM          ARS         ARI    Consolidated
                               ---          ---         ---    ------------
   Quarter ended:
   --------------
   November 30, 1995       $2,145,034    $ 64,684    $66,134    $2,275,852
   November 30, 1994       $2,261,206    $100,196          -    $2,361,402

   Six months ended:
   -----------------
   November 30, 1995       $4,297,550    $187,070   $109,078    $4,593,698
   November 30, 1994       $4,649,766    $224,151          -    $4,873,917

Operating income (loss) from
continuing operations before other
(income) expense and income taxes:

   Quarter ended:
   --------------
   November 30, 1995          $68,898   $(39,966)   $(66,175)    $ (37,243)
   November 30, 1994          $ 4,520   $(94,110)   $(33,459)    $(123,049)

   Six months ended:
   -----------------
   November 30, 1995         $141,172  $ (66,486)  $(150,115)     $(75,429)
   November 30, 1994         $103,165  $(167,113)  $ (33,459)     $(97,407)


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

RESULTS FROM OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994

The Company's revenues for the quarter ended November 30, 1995, were $2,275,852, or (4)% below revenues of $2,361,402 for the same period during 1994. The decrease in revenues during the quarter ended November 30, 1995, of $85,550 is primarily attributable to the decrease in ARM's revenues of $116,172 or 5% when compared with revenues of $2,261,206 generated during the same period in 1994. ARM's revenues decreased as a result of a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the quarter ended November 30, 1994. Also contributing to the overall decease in revenues was a decrease in product sales by ARS of $35,512 or 35%, from revenues of $100,196 generated during the same period in 1994. ARInternet's revenues were $66,134, and partially offset the declines experienced by ARM and ARS.

The Company's direct cost of services decreased $68,432 or 5%, from $1,451,667 during the quarter ended November 30, 1994, to $1,383,235 during the same period in 1995. Of this amount, ARM and ARS contributed decreases of $46,347 and $45,521, respectively, while ARInternet's cost of services increased $23,436. ARM's decrease in direct costs consisted of a $18,065 decrease in direct labor and a $28,282 decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters. The decrease in direct costs of ARS was primarily related to a $23,021 decrease in the cost of goods sold associated with lower sales for the quarter and a decrease in the amount of amortization of previously capitalized software development costs, which were $16,397 less in the quarter ended November 30, 1995 than the same period in 1994.

Indirect operating costs decreased $124,827 or 20%, from $637,655 during the quarter ended November 30, 1994, to $512,828 during the quarter ended November 30, 1995. Of this amount, ARM's indirect operating costs decreased $114,189 or 19%, while ARS's decreased $10,638 or 43%. ARM's decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff.
ARS's decrease was directly related to a decrease in technical staff which occurred during the second half of the previous fiscal year and a reduction in salaries of existing staff during the current fiscal quarter.

General and administrative ("G&A") expenses increased $21,903 or 6%, from $395,129 in 1994, to $417,032 during 1995. Most notably, the G&A expenses associated with ARInternet increased $75,414 during the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


quarter. Offset against this increase were decreases in ARM's and ARS's G&A expenses of $20,016 or 7% and $33,495 or 38%, respectively. ARM's decrease related primarily to an decrease in bids and proposal and research and development costs incurred during the quarter ended November 30, 1995 when compared to the quarter ended November 30, 1994. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in marketing related expenses during the period.

As a result of the foregoing, the Company realized an operating loss for the quarter ended November 30, 1995, of $(37,243) compared to an operating loss of $(123,049) for the same period during 1994. ARM posted an operating profit of $68,898 in 1995 compared to $4,520 during the same period in 1994. The increase in ARM's 1995 operating margin was primarily related to a $75,000 decrease in ARM's 1994 operating margin which was the result of a $40,000 reduction to previously recorded revenues resulting from the routine Government audit of its FY 90 costs and a cost overrun of approximately $35,000 on one of its five year Government contracts which expired during the November 30, 1994, quarter. ARS posted an operating loss of $(39,966) for the quarter ended November 30, 1995, which loss represented an improvement of $54,144 or 58% from the operating loss of $(94,110) during the same period in 1994. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet's net operating loss of $(66,175) during the quarter ended November 30, 1995, also decreased the Company's operating margins.

Interest and other expenses increased $64,624 or 54%, from $126,286 the quarter ended November 30, 1994, to $190,910 during the quarter ended November 30, 1995. Net interest expense increased $24,695 or 31% from 1994. The increase in interest costs was the result of increased interest on unremitted employee 401(k) contributions and unpaid federal withholding taxes during the quarter ended November 30, 1995 when compared to the same period in 1994. Other expenses also decreased $19,446 during the quarter ended November 30, 1995.
This was primarily due to the amount of penalties accrued as a result of the late payment of federal withholding taxes during September, 1995. (See Notes 5 and 6 to the Condensed Consolidated Financial Statements). Until such time as the Company is able to increase its working capital, either through increased income from operations, or through additional equity financing, the likelihood of which is extremely uncertain, it is anticipated that interest and other expenses will continue to exert significant pressure on the Company's ability to generate positive earnings and cash flow. In addition, during the quarter ended November 30, 1995, the Company recorded $59,375 of compensation expense associated with stock released in conjunction with agreements with two New York based companies. (See Note 7 to the Condensed Consolidated Financial Statements).

The Company sustained a net loss of $(228,153) for the quarter ended November 30, 1995, compared to a net loss of $(249,335) during the same period last year. This loss reflects an increase in ARM's operating margins of $64,378, an increase in ARS's operating margin of $54,144, and the decrease in the net operating loss associated with ARInternet of $(32,716), which, in addition to the increase in interest and other costs of $64,624, impacted overall margins by $21,182 when compared to same quarter in 1994.

Loss per common share was unchanged for the current fiscal quarter compared to the same period in 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS

RESULTS FROM OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994

The Company's revenues for the six months ended November 30, 1995, were $4,593,698, or (6)% below revenues of $4,873,917 for the same period during 1994. The decrease in revenues during the six months ended November 30, 1995, of $280,219 is primarily attributable to the decrease in ARM's revenues of $352,216 or 8% over revenues of $4,649,766 during the same period in 1994. ARM's revenues decreased as a result of a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal period compared to the six months ended November 30, 1994. Also contributing to the overall decease in revenues was a decrease in product sales by ARS of $37,081 or 17%, from revenues of $224,151 during the same period in 1994. ARInternet's revenues were $109,078, and partially offset the declines experienced by ARM and ARS.

The Company's direct cost of services decreased $174,983 or 6%, from $2,999,259 during the six moths ended November 30, 1994, to $2,824,276 during the same period in 1995. Of this amount, ARM and ARS contributed decreases of $172,151 and $48,313, respectively, while ARInternet's cost of services increased $45,482. ARM's decrease in direct costs consisted of a $63,348 decrease in direct labor and a $108,803 decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters. The decrease in direct costs of ARS was primarily due to a decrease in the amount of amortization of previously capitalized software development costs, which were $29,984 less during the six months ended November 30, 1995 than during the same period in 1994, in addition to a $5,826 decrease in the cost of goods sold resulting from the reduced sales level.

Indirect operating costs decreased $170,383 or 14%, from $1,216,723 during the six months ended November 30, 1994, to $1,046,340 during the same period in 1995. Of this amount, ARM's indirect operating costs decreased $154,899 or 13%, while ARS's decreased $15,484 or 34%. ARM's decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff. ARS's decrease was directly related to a decrease in technical staff which occurred during the second half of the previous fiscal year and a reduction in salaries of existing staff during the current fiscal quarter.

General and administrative ("G&A") expenses increased $43,169 or 6%, from $755,342 during the six months ended November 30, 1994, to $798,511 during the same period in 1995. Most notably, the G&A expenses associated with ARInternet increased $180,253. Offset against this increase were decreases in ARM's and ARS's G&A expenses of $63,175 or 12% and $73,909 or 40%, respectively. ARM's decrease related primarily to a decrease in bids and proposal and research and development costs incurred during the six months ended November 30, 1995 when compared to the same six-month period in 1994. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in marketing related expenses during the period.

As a result of the foregoing, the Company realized an operating loss for the six months ended November 30, 1995, of $(75,429) compared to an operating loss of $(97,407) for the same period during 1994. ARM posted an operating profit of $141,172 during the six months ended November 30, 1995 compared to $103,165 during the same period in 1994. The increase in ARM's operating margin was primarily related to a $75,000 decrease in ARM's 1994 operating margin which was the result of a $40,000 reduction to

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


previously recorded revenues resulting from the routine Government audit of its FY 90 costs, and a cost overrun of approximately $35,000 on one of its five year Government contracts which expired during the November 30, 1994, quarter. This was offset by a decrease in the amount of net profit being realized on the contracts during the current fiscal year, primarily due to the reduced level of sales. ARS posted an operating loss of $(66,486) for the six months ended November 30, 1995, which loss represented an improvement of $100,627 or 60% from the operating loss of $(167,113) during the same period in 1994. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet's net operating loss of $(150,115) during the six months ended November 30, 1995, a decrease of $116,656 from the previous year, also decreased the Company's operating margins.

Interest and other expenses increased $123,122 or 55%, from $224,082 during the six months ended November 30, 1994, to $347,204 during the six months ended November 30, 1995. Net interest expense increased $26,586 or 17%. The increase in interest costs was the result of increased interest on unremitted employee 401(k) contributions and unpaid federal withholding taxes during the six months ended November 30, 1995 when compared to the same period in 1994. Other expenses also increased $7,473 during the same six-month period in 1995. This was primarily due to the amount of penalties accrued as a result of the late payment of federal withholding taxes during the six months ended November 30, 1995, compared to the same period in 1994. In addition, during the six months ended November 30, 1995, the Company recorded $89,063 of compensation expense associated with stock released in conjunction with agreements with two New York based companies. (See Note 7 to the Condensed Consolidated Financial Statements).

The Company sustained a net loss of $(422,633) for the six months November 30, 1995, compared to a net loss of $(321,489) during the same period last year. This loss reflects an increase in ARM's operating margins of $38,007, an increase in ARS's operating margin of $100,627, and the decrease in the net operating loss associated with ARInternet of $(116,656), which, in addition to the increase in interest and other costs of $123,122, negatively impacted overall margins by $(101,144) when compared to same six-month period in 1994.

Loss per common share increased to $(0.07) during the six months ended November 30, 1995 compared to $(0.05) during the same period in 1994, as a direct result of the increase in net loss during 1995.

LIQUIDITY AND CAPITAL RESOURCES - 1995 COMPARED TO 1994

Total assets decreased $249,994 or 12%, from $2,120,158 at May 31, 1995, to $1,870,164 at November 30, 1995. Total liabilities on the other hand increased from $3,679,314 to $3,737,890 over the same period, an increase of $58,576.

The most significant reason for the decrease in total assets was a decrease in billed and unbilled accounts receivable of $243,258. At November 30, 1995, the Company had $1,004,310 and $545,285 in billed and unbilled receivables, respectively. Billed receivables decreased $64,114 or 6% from May 31, 1995, while unbilled receivables decreased $179,144 or 25% from May 31, 1995. The decrease in billed accounts receivable was primarily the result of: a) fewer billings actually outstanding at November 30, 1995, when compared to May 31, 1995, b) a decrease in the average amount billed due to the decrease in revenues, c) offset by an increase in the amount of closeout billings prepared during November. The decrease in unbilled

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


accounts receivable related to preparing final invoices on 14 old contracts during November, 1995, as a result of completing government audits for FY 1991 through FY 1993 during the quarter then ended. This decrease was offset by an increase in the amount of work that was unbilled (four days) at November 30, 1995, when compared to May 31, 1995 (only two days). Consistent with the decrease in billed accounts receivable, the Company decreased the current maturities of notes payable by $260,190. The majority of the decrease in notes payable was caused by the Company's inability to borrow against its November 26, 1995, billings because of the notice of default received from its previous lender, PrinCap as well as the lender applying all of the receipts from customers during the later half of November, 1995 to reduce the outstanding balance, rather than returning a portion of these payments to the Company. The default of its financing agreement related to unremitted federal withholding taxes, as discussed below.

The Company's working capital deficit continued to grow during the six months ended November 30, 1995, increasing from a deficit of $(1,781,905) to a deficit of $(2,116,173). Adding to the Company's working capital deficit during the six months ended November 30, 1995, was an increase in unremitted payroll taxes withheld of $244,098, from $481,576 at May 31 1995, to $725,674 at November 30,
1995. Of the November 30, 1995, balance, approximately $675,600 of federal withholding taxes were past due. In addition, because the Company was not receiving all of the cash that it would normally have been entitled to, accounts payable increased by $88,703 during this period.

In addition, the following also impacted the Company's liquidity and capital resources:

  - During the six months ended November 30, 1995, the Company purchased approximately $46,700 of property and equipment. Included in total purchases is approximately $23,000 of equipment for ARInternet, representing computer hardware and software required to provide ARInternet with the capability of offering Internet access and services. The remaining $23,700 of purchases represented ARM purchases of additional computer hardware as well as a repair of its laser equipment. The Company does not plan any major additional equipment purchases unless ARInternet's growth warrants them, and is also seeking alternate equipment financing to help finance ARInternet's equipment purchases.

  - During July, 1995, the Company executed contract modifications on its two largest contracts with NASA. The contract modifications require the Company to remit an increasing portion of its fees earned on these two contracts directly to its 401(k) plan ("the Plan") in order to reduce the past due amounts owed. (See Note 5 to the Condensed Consolidated Financial Statements). The portion of fees applied to the Plan was 25% for fees earned from January 1, 1995, and increased to 75% during calendar year 1995. Effective January 1, 1996, the percentage increased to 100%. The contract modifications will remain in effect until all past due amounts owed the Plan have been repaid. Through November 30, 1995, $48,916 of fees earned under these contracts had been remitted to the Plan in accordance with the contract modifications. Although the fees generated by these contracts will ultimately liquidate the past due amounts owed to the Plan, these modifications will reduce the cash flow available to meet the Company's remaining obligations. Based on the current level of work being performed on these two contracts (both contracts together generate approximately $150,000 in fees per year) it will take approximately 4.0 years to bring all past due amounts owed the Plan current absent additional payments from other sources.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS

  - As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company has not remitted certain federal payroll tax withholdings. During September, 1995, the Company remitted a $50,000 payment to the IRS. The IRS had demanded a $250,000 payment be made on October 27, 1995, with the balance due by November 30, 1995. The Company was unable to meet the October, 1995, payment, and as a result, the IRS filed a lien against the Company on November 7, 1995. On December 1, 1995, the Company entered into a new installment agreement with the IRS which specifies a $75,000 monthly payment to be made starting with December, 1995, and continuing until the liability has been paid. As a condition of this installment agreement, the Company's new lender is required to deduct the monthly payment from the Company's borrowings against billed receivables and remit this directly to the IRS. The Company's lender remitted the first payment on December 4, 1995, and the second payment on January 17, 1996.

During the next 12 months, the Company's anticipated cash expenditures include: payment of federal withholding taxes which together with interest and penalties total approximately $875,600 at November 30, 1995 ($926,200 at January 17,
1995), payment of past due employee and employer contributions, and accrued interest, due to the Company's 401(k) plan totaling $571,000 at November 30, 1995 ($620,400 at January 17, 1995), and supplying the Company with operating funds to cover losses. Given the Company's current working capital deficit, absent a significant improvement in the Company's operations or a large infusion of capital or a sale of a significant component of the business, the Company may not have sufficient capital to achieve its current business plan. Additionally, the continued increase in the Company's working capital deficit, together with the Company's net capital deficit, raise substantial doubt as to the Company's ability to continue as a going concern.

In order to reduce the Company's working capital deficit the Company has taken the following actions:

  - In January, 1995, the Company signed an agreement with a New York investment banking firm to raise between $1.0 - $5.0 Million in capital. Specifically, the Company is seeking to raise $1.5 Million immediately, followed by a second round of financing, perhaps twelve (12) to eighteen
     (18) months later. As compensation, this firm would receive warrants or options to purchase Common Stock in the Company equal to between 5% and 10% of the amount raised, at approximately the same price that shares would be sold in the offering. The agreement contemplates that money will be raised on a best efforts basis. Because the Company continues to report substantial losses there can be no assurance that the firm will be able to raise any capital, or that in the event the firm is able to raise additional capital, that the money raised will be sufficient to materially improve the Company's operations.

  - During fiscal 1995, the Company completed design of its BIO-UVB Meter instrument and was granted two (2) patents by the United States Patent and Trademark Office. Since the patents sought by the Company were granted during 1995, the Company is now focusing on licensing or selling this product to a commercial company with established marketing and distribution channels. During October, 1995, the Company further reduced the expenditures on this project by 75% from $45,000 to approximately $11,000 a quarter.

  - During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS

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

  - During the six months ended November 30, 1995, ARM funded approximately $49,000 of ARS expenses. During December, 1995, ARM discontinued paying these expenses. In addition, ARS through attrition, has reduced its staff in half to two as of December 15, 1995.

  - During the quarter ended August 31, 1995, ARInternet began to pay for all of its non-payroll expenses. During October, 1995, ARInternet began to pay for a portion of its payroll expenses, thus reducing its cash dependence on ARM. These payments are projected to increase each month until ARInternet reaches cash flow breakeven, which is projected to occur during the latter half of the current fiscal year.

     In addition, to ease the cash burden currently being caused by ARInternet, during October, 1995, ARInternet reduced its salary expenses by 20% and the other expenses by approximately 10%, saving approximately $100,000 on an annual basis. During January, 1996, ARInternet eliminated one member of its staff, which will save an additional $57,000 annually.

  - During October, 1995, ARM reduced the salaries of all of its indirect staff by an average of 15%. These reductions, although intended to be temporary, will save the Company approximately $100,000 on an annual basis. During November, 1995, ARM also eliminated one of its indirect staff, which will save the Company an additional $45,900 annually. Management is considering additional reductions in staff and/or salaries.

  - During October, 1995, management started pursuing the possible sale of ARM, the Company's government contracting subsidiary. The Company has enlisted a broker which has made contacts with several companies who appear to be interested. While management has had meetings with several of these interested companies, as of January 20, 1996, no firm offers have been made by any of these companies, and there can be no guarantees or assurances that the Company's efforts to sell ARM will be successful.

While there can be no assurance, management believes that the foregoing actions should positively impact the Company's financial condition, and in particular, reduce the Company's working capital deficit in the short-term. However, absent a significant reduction in the Company's working capital deficit, together with a marked improvement in the Company's operations, a large infusion of capital or a sale of a significant component of the business, the likelihood of which cannot be guaranteed, the Company's ability to continue as a going concern is questionable. This is particularly true given the Company's current federal withholding tax deficit and apparent inability to bring this obligation current within a reasonable time frame without a significant infusion of capital. In addition, because the Company is currently in default of its

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


installment agreement with the IRS, all or a portion of the Company's assets are subject to immediate seizure and possible sale by the IRS.

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



ITEM 1:   LEGAL PROCEEDINGS    None


ITEM 2:   CHANGES IN SECURITIES    None


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES    None


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of Applied Research Corporation was held on November 15, 1995, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitation in opposition to management's solicitation.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                            Shares                      Shares
                            Voted       Shares           Not
           Nominee          "FOR"     "WITHHELD"        Voted
           -------          -----     ----------        -----
       Dr. S.P.S. Anand   6,257,247       40,106       513,730
       Manjit Anand       6,257,847       39,506       513,730
       Dennis H. O'Brien  6,260,847       36,506       513,730

The appointment of Friedman & Fuller, P.C. as independent auditor for the next fiscal year was approved by the following vote:

          Shares          Shares                        Shares
          Voted           Voted         Shares           Not
          "FOR"         "AGAINST"    "ABSTAINING"       Voted
          -----         ---------    ------------       -----

        6,265,132         21,381        10,340         513,730


ITEM 5:   OTHER INFORMATION    None


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K    None

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             January 20, 1996
-------------------------------------        -----------------------------------
Dr. S.P.S. Anand                             Date
President and Chief Executive Officer




                                             January 20, 1996
-------------------------------------        -----------------------------------
Dennis H. O'Brien                            Date
Vice President and Chief Financial Officer

              APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




/s/  S.P.S. Anand                                 January 20, 1996
------------------------------------------        ------------------------------
Dr. S.P.S. Anand                                  Date
President and Chief Executive Officer




/s/  Dennis H. O'Brien                            January 20, 1996
------------------------------------------        ------------------------------
Dennis H. O'Brien                                 Date
Vice President and Chief Financial Officer