Form 10QSB
period 1996-02-29
APPLIED RESEARCH CORP
filed 1996-04-19
CIK 794876

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

                                       OR

        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                        Commission file number 01-10076

                          APPLIED RESEARCH CORPORATION
                 ______________________________________________
        (Exact name of small business issuer as specified in its charter)


          Colorado                                                86-0585693
_________________________________                         ______________________
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)


     8201 Corporate Drive, Suite 1120, Landover, Maryland              20785
    _______________________________________________________          ___________
        (Address of principal executive offices)                      (Zip Code)


                                 (301) 459-8442
                              ____________________
              (Registrant's telephone number, including area code)

                 ______________________________________________
(Former name, former address and former fiscal year, if changed since last report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   [ X ]      No   [  ]

As of April 19, 1996, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                   FORM 10-QSB

                          APPLIED RESEARCH CORPORATION

                                      INDEX


Part I:   FINANCIAL INFORMATION                                     Page No.
______    _____________________                                     ________

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets at
             February 29, 1996 (unaudited) and May 31, 1995               3-4

          Condensed Consolidated Statements of Operations for the
             Three Months ended February 29, 1996 and February 28,
             1995 (unaudited)                                             5

          Condensed Consolidated Statements of Operations for the
             Nine Months ended February 29, 1996 and February 28,
             1995 (unaudited)                                             6

          Condensed Consolidated Statements of Cash Flows for the
             Nine Months ended February 29, 1996 and February 28,
             1995 (unaudited)                                             7-8

          Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                  9-12

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13-20



Part II:  OTHER INFORMATION
_______   _________________

Item 1       Legal Proceedings                                            20

Item 2       Changes in Securities                                        20

Item 3       Defaults Upon Senior Securities                              20

Item 4       Submission of Matters to a Vote of Security Holders          20

Item 5       Other Information                                            20

Item 6       Exhibits and Reports on Form 8-K                             20

Signatures                                                                21

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 February 29,      May 31,
                                                     1996           1995
                                                  (Unaudited)    (Audited)
                                                 ____________    __________

ASSETS


CURRENT ASSETS
  Cash                                           $    20,768    $    15,028
  Accounts receivable, net                         1,768,860      1,792,853
  Inventory, at cost                                   4,012          3,709
  Other current assets                                58,310         60,819
                                                   _________      _________

TOTAL CURRENT ASSETS                               1,851,950      1,872,409

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                            204,083        192,880
  Computer equipment                                 494,773        464,557
  Laboratory equipment                               258,678        246,365
  Leasehold improvements                              22,322         22,322
                                                   _________      _________

                                                     979,856        926,124
  Less accumulated depreciation and amortization     835,947        776,807
                                                   _________      _________

NET PROPERTY AND EQUIPMENT                           143,909        149,317

INTANGIBLE ASSETS, NET OF AMORTIZATION                42,825         57,357

OTHER                                                 10,605         41,075
                                                   _________      _________

TOTAL ASSETS                                      $2,049,289     $2,120,158
                                                  ==========     ==========




                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                                     February 29,      May 31,
                                                         1996           1995
                                                      (Unaudited)     (Audited)
                                                     ____________    __________
LIABILITIES


CURRENT LIABILITIES
  Notes payable, current maturities                  $  720,299     $  911,681
  Notes payable to officers and directors,
     current maturities                                   4,000             -
  Accounts payable                                      570,092        549,295
  Accrued salaries and benefits                       1,094,030      1,185,641
  Accrued payroll taxes and withholdings              1,009,494        481,576
  Other accrued liabilities                             560,055        392,223
  Billings in excess of costs and anticipated profits    19,223         59,594
  Deferred revenue                                       27,924         14,444
  Income taxes payable                                    1,411         19,860
  Provision for contract losses                          40,000         40,000
                                                     __________     __________

TOTAL CURRENT LIABILITIES                             4,046,528      3,654,314

NOTES PAYABLE, NET OF CURRENT MATURITIES                      -         25,000
                                                     __________     __________

TOTAL LIABILITIES                                     4,046,528      3,679,314
                                                     __________     __________

STOCKHOLDERS' DEFICIT
Preferred Stock, $.10 par value, 40,000,000
  shares authorized, none issued                              -              -
Common Stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares
  issued and 6,311,083 shares outstanding                 3,155          2,972
Capital in excess of par value                        1,140,529      1,026,649
Accumulated deficit                                  (3,140,923)    (2,588,777)
                                                      _________      _________

TOTAL STOCKHOLDERS' DEFICIT                          (1,997,239)    (1,559,156)
                                                      _________      _________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $2,049,289     $2,120,158
                                                     ==========     ==========




                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                         1996           1995
                                                      (Unaudited)    (Unaudited)
                                                      __________     __________
Revenue                                               $2,188,578    $2,367,962

Operating costs and expenses:
  Direct cost of services                              1,292,070     1,445,576
  Indirect operating cost                                466,699       604,513
  General & administrative expenses                      343,261       338,723
                                                       _________     _________

Total operating costs and expenses                     2,102,030     2,388,812
                                                       _________     _________

Operating income (loss)                                   86,548       (20,850)

Other expense:
  Interest expense, net                                  120,782        87,413
  Penalties                                               76,939        41,016
  Other, net                                              18,340        (4,992)
                                                       _________     _________

Total other expense                                      216,061       123,437
                                                       _________     _________


Loss before income taxes                                (129,513)     (144,287)

Income taxes                                                   -             -
                                                       _________     _________


Net loss                                              $ (129,513)   $ (144,287)
                                                      ===========    ==========

Net loss per share                                    $    (0.02)   $    (0.02)
                                                      ===========   ===========

Weighted average number of shares outstanding          6,311,083     5,944,416
                                                       =========     =========


                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                         1996           1995
                                                      (Unaudited)    (Unaudited)
                                                      ___________    ___________

Revenue                                               $6,782,276    $7,241,879

Operating costs and expenses:
  Direct cost of services                              4,116,346     4,444,835
  Indirect operating cost                              1,513,039     1,821,236
  General & administrative expenses                    1,141,772     1,094,065
                                                       _________     _________

Total operating costs and expenses                     6,771,157     7,360,136
                                                       _________     _________

Operating income (loss)                                   11,119      (118,257)

Other expense:
  Interest expense, net                                  306,276       246,321
  Compensation expense associated
     with stock awards                                    89,063             -
  Penalties                                              129,132       103,660
  Other, net                                              38,794        (2,462)
                                                       _________     _________

Total other expense                                      563,265       347,519
                                                       _________     _________

Loss before income taxes                                (552,146)     (465,776)

Income taxes                                                   -             -
                                                       _________     _________

Net loss                                              $ (552,146)   $ (465,776)
                                                      ===========   ===========


Net loss per share                                    $    (0.09)   $    (0.08)
                                                      ===========   ===========

Weighted average number of shares outstanding          6,182,494     5,944,416
                                                       =========     =========

                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                         1996           1995
                                                      (Unaudited)    (Unaudited)
                                                      ___________    ___________
Cash flows from operating activities:
Net loss                                            $  (552,146)   $  (465,776)

Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
  Depreciation                                           59,140         47,799
  Amortization                                           15,227         62,044
  Increase in provision for contract losses                   -         40,000
  Compensation expense associated with
     common stock awards                                 89,063              -
  Changes in assets and liabilities:
     Decrease in accounts receivable                     23,993        365,324
     (Increase) decrease in inventory                      (303)         4,815
     Decrease in other current assets                     2,509         35,843
     Increase in intangible assets                         (695)       (26,661)
     (Increase) decrease in other assets                 30,470        (40,035)
     Increase (decrease) in accounts payable             20,797       (170,019)
     Increase (decrease) in accrued
       salaries and benefits                            (91,611)       183,792
     Increase in accrued payroll
       taxes and withholdings                           527,918        409,299
     Increase in other accrued liabilities              167,832         69,709
     Decrease in billings in excess of
       costs and anticipated profits                    (40,371)       (84,150)
     Increase in deferred revenue                        13,480          3,651
     Decrease in income taxes payable                   (18,449)             -
                                                       _________      _________

  Total adjustments                                     799,000        901,411
                                                       _________      _________


Net cash provided in operating activities               246,854        435,635
                                                       _________      _________

                                    CONTINUED

                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                         1996           1995
                                                      (Unaudited)    (Unaudited)
                                                     ____________   ____________

Cash flows from investing activities:
  Capital expenditures                                  (53,732)       (77,677)
                                                       _________      _________

Net cash used in investing activities                   (53,732)       (77,677)
                                                       _________      _________

Cash flows from financing activities:
  Proceeds from equipment loan                                -         50,515
  Proceeds of loans from officers and directors           4,000              -
  Proceeds of loans from receivables assignment       5,685,182      5,354,420
  Repayment of loans from receivables assignment     (5,835,026)    (5,701,489)
  Repayment of notes payable to bank                          -        (25,000)
  Repayment of equipment loan                           (41,538)        (5,303)
  Repayment of common stock warrants                          -         (5,625)
                                                       _________      _________

Net cash used in financing activities                  (187,382)      (332,482)
                                                       _________      _________

Net increase in cash                                      5,740         25,476

Cash at the beginning of period                          15,028         32,804
                                                       _________      _________

Cash at the end of period                            $   20,768     $   58,280
                                                     ==========     ==========


Supplemental disclosure of cash flow information:

Cash paid during the quarter for interest            $  258,689     $  220,596
                                                     ==========     ==========

During the quarter ended November 30, 1995, the holder of a $25,000 note converted the note into 66,667 shares of common stock of the Company.

                         See accompanying notes to the
                   condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of February 29, 1996, the condensed consolidated statements of operations for the three and nine months ended February 29, 1996 and February 28, 1995, and the condensed consolidated statements of cash flows for the nine months ended February 29, 1996 and February 28, 1995, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 1996, and for all periods presented, have been made.

The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at February 29, 1996, no minority interest has been provided.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1995. The results of operations for the period ended February 29, 1996, are not necessarily indicative of the operating results for the full year.


2.   LOSS PER COMMON SHARE

Loss per share of common stock has been computed by dividing the net income by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.


3.   RECLASSIFICATIONS

Certain amounts in the condensed consolidated balance sheet as of May 31, 1995, the condensed consolidated statements of operations for the three and nine months ended February 28, 1995, and the condensed consolidated statements of cash flows for the nine months then ended have been reclassified to conform to the February 29, 1996, presentation.

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   NOTES PAYABLE

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

The IRS agreed to give CFC a priority security interest with regards to its loans against billed receivables. The IRS and CFC initially operated under an interim subordination agreement while the Company applied for a formal subordination from the IRS. On January 30, 1996, the IRS issued a Certificate of Subordination. Additionally, as part of the installment agreement entered into with the IRS on December 1, 1995, CFC agreed to deduct the monthly payment due to the IRS from the amounts the Company borrows against its current billings, and remit this directly to the IRS (See Note 6 for additional information).


5.   RETIREMENT PLAN

At February 29, 1996, the Company had not remitted employee contributions of $353,110. During 1995, the Company had an agreement with its previous Lender ("PrinCap"), pursuant to which PrinCap had been authorized to, and had remitted the 1995 employee contributions as they become due. This arrangement continued until mid-November 1995 when PrinCap issued a default letter. Because of the shortfall of cash caused by the refinancing, the Company was and unable to remit the remaining 1995 employee contributions totaling $61,331 (included in the above total number). The Company began remitting the 1996 employee contributions as they became due and as of March 29, 1996, remained current with the 1996 employee contributions. The Company has informed its employees that it intends to pay interest at the rate of 15% per annum on the unpaid employee withholdings. At February 29, 1996, the Company had accrued interest payable of approximately $87,900.

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


At February 29, 1996, the Company had not remitted employer contributions of $203,106. The Company has informed its employees that it intends to pay interest on these amounts at the prevailing statutory rates (approximately 5%). At February 29, 1996, the Company had accrued interest payable of approximately $9,400.

During July, 1995, the Company agreed to and signed contract modifications on its two largest contracts with NASA. The contract modifications require the Company to remit an increasing portion of its fee earned on these two contracts directly to the 401(k) plan in order to reduce the past due amounts owed.
The portion of the fees applied to the plan was 25% for the fees earned beginning January 1, 1995 and increased to 75% during calendar year 1995. Effective January 1, 1996, the percentage increased to 100%. The contract modifications will remain in effect until all past due amounts owed the 401(k) plan have been repaid. Through February 29, 1996, $59,319 of fees earned under these contracts had been remitted to the 401(k) plan in accordance with the contract modifications. During March 1996, an additional $20,955 was remitted to the plan. Although the fees generated by these contracts will ultimately liquidate the past due amounts owed to the 401(k) plan, these modifications have and will continue to reduce the cash flow available to meet the Company's remaining obligations. Based on the current level of work being performed on these two contracts, both contracts together generate approximately $150,000 in fees per year. As of February 29, 1996, the Company was in compliance with the terms of these contracts, as modified.


6.   WITHHOLDING TAXES

As of February 29, 1996, the Company had not remitted federal payroll tax withholdings totaling approximately $855,270 relating to the fourth calendar quarter of 1994, the second and fourth calendar quarters of 1995, as well as the first calendar quarter of 1996. The Company has accrued penalties and interest on those delinquent amounts totaling approximately $300,000 through February 29, 1996. During September, 1995, the Company remitted a $50,000 payment to the IRS. The Company was unable to meet the October, 1995, payment requested by the IRS, and as a result, the IRS filed a lien against the Company on November 7, 1995.

On December 1, 1995, the Company entered into a new installment agreement with the IRS which specifies a $75,000 monthly payment to be made by the 15th of each month starting with December, 1995, and continuing until the total liability has been paid. As part of this agreement, the IRS has agreed to give the Company's new lender ("CFC") a priority security interest with regards to its loans against billed receivables. The interim subordination agreement continued while the Company applied for a formal subordination from the IRS.

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


On January 30, 1996, the IRS issued the Certificate of Subordination. As a condition of the new installment agreement, CFC is required to deduct the monthly payment from the Company's borrowings against billed receivables and remit this directly to the IRS. CFC has remitted the first four installment payments through March 1996, totaling $300,000. However, because of the refinancing the Company underwent in December 1995, the Company fell behind on its current federal payroll taxes due. Between December 4, 1995 and February 29, 1996, the Company did not remit approximately $404,800 of federal payroll withholding taxes. As a result, the Company is in default of the new installment agreement. On April 1, 1996, the IRS issued Levy Notices to ARM's bank, financing company and the majority of its customers. On April 2, 1996, the IRS attempted to close the business. As a result, ARM was forced to file for protection under Chapter 11 of the United States Bankruptcy Code on April 2, 1996. (See further discussion under the liquidity and capital resources discussion on page 19.)

As of February 29, 1996, the Company was also delinquent in remitting $124,286 of 1995 and 1996 state withholding taxes. As of April 2, 1996, this amount remained unremitted.


7.   COMMON STOCK ISSUED

During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market makers for the Company's common stock. As compensation, the Companies will each receive up to a total of 400,000 shares of the Company's common stock. The Company has registered with the Securities and Exchange Commission the issuance of stock pursuant to these agreements. Both agreements can be canceled by the Company at any time. All of the stock represented by these two agreements (800,000 shares) has been issued and is being held in escrow pending its release, as specified in the agreements. Upon the release of the stock, the Company records compensation expense equal to the average of the bid and asked prices (approximately $0.30 a share) on the date the agreements were signed. Through February 29, 1996, a total of 150,000 shares had been released to each of these Companies.


8.   SUPPLEMENTAL SEGMENT INFORMATION

The Company's operations have been classified into three business segments:

Sales to unaffiliated customers:

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                  ARM         ARS         ARI      Consolidated
                              __________  ___________ __________   ____________

QUARTER ENDED:

     February 29, 1996        $2,056,125     $37,379    $95,074     $2,188,578
     February 28, 1995        $2,280,616     $80,988    $ 6,358     $2,367,962

NINE MONTHS ENDED:

     February 29, 1996        $6,353,675    $224,449   $204,152     $6,782,276
     February 28, 1995        $6,930,382    $305,139   $  6,358     $7,241,879

Operating income (loss) from
continuing operations before other
(income) expense and income taxes:

QUARTER ENDED:

     February 29, 1996          $139,296   $(28,555)   $(24,193)      $ 86,548
     February 28, 1995          $105,723   $(58,731)   $(67,842)      $(20,850)

NINE MONTHS ENDED:

     February 29, 1996          $280,468  $ (95,041)  $(174,308)     $  11,119
     February 28, 1995          $208,888  $(225,844)  $(101,301)     $(118,257)

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


RESULTS FROM OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO 1995

The Company's revenues for the quarter ended February 29, 1996, were $2,188,578, or (8)% below revenues of $2,367,962 for the same period during 1995. The decrease in revenues during the quarter ended February 29, 1996, of $179,384 is primarily attributable to the decrease in ARM's revenues of $224,491 or 10% when compared with revenues of $2,280,616 generated during the same period in 1995.
ARM's revenues decreased as a result of a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the quarter ended February 28, 1995. Also contributing to the overall decease in revenues was a decrease in product sales by ARS of $43,609 or 54%, from revenues of $80,988 generated during the same period in 1995. ARInternet's revenues were $95,074, an increase of $88,716 over the previous year, and partially offset the declines experienced by ARM and ARS.

The Company's direct cost of services decreased $153,506 or 11%, from $1,445,576 during the quarter ended February 28, 1995, to $1,292,070 during the same period in 1996. Of this amount, ARM and ARS contributed decreases of $126,598 and $39,487, respectively, while ARInternet's cost of services increased $12,579.
ARM's decrease in direct costs consisted of a $66,819 decrease in direct labor and a $59,779 decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters. The decrease in direct costs of ARS was primarily related to a $21,684 decrease in the cost of goods sold associated with lower sales for the quarter and a decrease in the amount of amortization of previously capitalized software development costs, which was $17,803 less in the quarter ended February 29, 1996 than the same period in 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


Indirect operating costs decreased $137,814 or 23%, from $604,513 during the quarter ended February 28, 1995, to $466,699 during the quarter ended
February 29, 1996.  Of this amount, ARM's indirect operating costs decreased
$130,418 or 22%, while ARS's decreased $7,396 or 81%. ARM's decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff. ARS's decrease was directly related to a decrease in technical staff which occurred during the second half of the previous fiscal year and a reduction in existing staff during the current fiscal quarter.

General and administrative ("G&A") expenses increased $4,538 or 1%, from $338,723 in 1995, to $343,261 during 1996. Most notably, the G&A expenses associated with ARInternet increased $30,068 during the quarter. In addition, ARM's G&A expenses increased $1,373, offset by the decrease in ARS's G&A expenses of $26,903 or 40%. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in marketing related expenses during the period.

As a result of the foregoing, the Company realized operating income for the quarter ended February 29, 1996, of $86,548 compared to an operating loss of $(20,850) for the same period during 1995. ARM posted an operating profit of $139,296 for the quarter ended February 29, 1996 compared to $105,723 during the same period in 1995. The increase in ARM's operating margin was primarily related to an increase in fees realized on one of ARM's largest contracts. ARS posted an operating loss of $(28,555) for the quarter ended February 29, 1996, which loss represented an improvement of $30,176 or 51% from the operating loss of $(58,731) during the same period in 1995. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(24,193) for the quarter ended February 29, 1996, which loss represented an improvement of $43,649 or 64% from the operating loss of $(67,842) during the same period in 1995. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year.

Interest and other expenses increased $92,624 or 75%, from $123,437 for the quarter ended February 28, 1995, to $216,061 during the quarter ended
February 29, 1996.  Net interest expense increased $33,369 or 38% from 1995.
The increase in interest costs was the result of increased interest on unremitted employee 401(k) contributions and unpaid federal withholding taxes during the quarter ended February 29, 1996, when compared to the same period in 1995. Penalties increased $35,923 or 88% from $41,016 for the quarter ended
February 28, 1995, to $76,939 during the quarter ended February 29, 1996.  (See
Notes 5 and 6 to the Condensed Consolidated Financial Statements). Other expenses also increased $23,332 during the quarter ended February 29, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


This was primarily due to the write-off of $33,500 of offering related expenses which were paid during January 1995 in anticipation of raising equity capital.
As the Company has been unsuccessful in raising additional capital, management decided to write these expenses off in the current quarter. Until such time as the Company is able to increase its working capital, either through increased income from operations, or through additional equity financing, the likelihood of which is extremely uncertain, it is anticipated that interest and other expenses will continue to exert significant pressure on the Company's ability to generate positive earnings and cash flow.

The Company sustained a net loss of $(129,513) for the quarter ended
February 29, 1996, compared to a net loss of $(144,287) during the same period last year. This loss reflects an increase in ARM's operating margins of $33,573, an increase in ARS's operating margin of $30,176, and the increase in ARInternet's operating margin of $43,649, which, when offset by the increase in interest and other costs of $92,624, impacted overall margins by $14,774 when compared to same quarter in 1995.

Loss per common share was unchanged for the current fiscal quarter compared to the same period in 1995.


RESULTS FROM OPERATIONS - NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO 1995

The Company's revenues for the nine months ended February 29, 1996, were $6,782,276, or (6)% below revenues of $7,241,879 for the same period during 1995. The decrease in revenues during the nine months ended February 29, 1996, of $459,603 is primarily attributable to the decrease in ARM's revenues of $576,707 or 8% when compared with revenues of $6,930,382 during the same period in 1995. ARM's revenues decreased as a result of a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal period compared to the nine months ended February 28, 1995. Also contributing to the overall decease in revenues was a decrease in product sales by ARS of $80,690 or 26%, from revenues of $305,139 during the same period in 1995. ARInternet's revenues increased $197,794 and partially offset the declines experienced by ARM and ARS.

The Company's direct cost of services decreased $328,489 or 7%, from $4,444,835 during the nine months ended February 28, 1995, to $4,116,346 during the same period in 1996. Of this amount, ARM and ARS contributed decreases of $298,749 and $87,800, respectively, while ARInternet's cost of services increased
$58,060. ARM's decrease in direct costs consisted of a $130,167 decrease in direct labor and a $168,582 decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters. The decrease

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


in direct costs of ARS was primarily due to a decrease in the amount of amortization of previously capitalized software development costs, which were $47,787 less during the nine months ended February 29, 1996 than during the same period in 1995, in addition to a $40,013 decrease in the cost of goods sold resulting from the reduced sales level.

Indirect operating costs decreased $308,197 or 17%, from $1,821,237 during the nine months ended February 28, 1995, to $1,513,039 during the same period in 1996. Of this amount, ARM's indirect operating costs decreased $285,317 or 16%, while ARS's decreased $22,880 or 42%. ARM's decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff. ARS's decrease was directly related to a decrease in technical staff which occurred during the second half of the previous fiscal year and a reduction in existing staff during the current fiscal quarter.

General and administrative ("G&A") expenses increased $47,707 or 4%, from $1,094,065 during the nine months ended February 28, 1995, to $1,141,772 during the same period in 1996. Most notably, the G&A expenses associated with ARInternet increased $212,741. Offset against this increase were decreases in ARM's and ARS' G&A expenses of $64,221 or 9% and $100,813 or 40%, respectively.
ARM's decrease related primarily to a decrease in bids and proposal and research and development costs incurred during the nine months ended February 29, 1996 when compared to same nine-month period in 1995. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in marketing related expenses during the period.

As a result of the foregoing, the Company realized an operating margin for the nine months ended February 29, 1996, of $11,119 compared to an operating loss of $(118,257) for the same period during 1995. ARM posted an operating profit of $280,468 during the nine months ended February 29, 1996 compared to $208,888 during the same period in 1995. The increase in ARM's operating margin was primarily related to a $75,000 decrease in ARM's 1995 operating margin which was the result of a $40,000 reduction to previously recorded revenues resulting from the routine Government audit of its FY 90 costs, and a cost overrun of approximately $35,000 on one of its five year Government contracts which expired during the November 30, 1994, quarter. ARS posted an operating loss of $(95,041) for the nine months ended February 29, 1996, which loss represented an improvement of $130,803 or 58% from the operating loss of $(225,844) during the same period in 1995. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet's operating loss of $(174,308) during the nine months ended February 29, 1996, an increase of $73,007 from the previous year, also decreased the Company's operating margins.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


Interest and other expenses increased $215,746 or 62%, from $347,519 during the nine months ended February 28, 1995, to $563,265 during the nine months ended
February 29, 1996. Net interest expense increased $59,954 or 24%. The increase in interest costs was the result of increased interest on unremitted employee
401(k) contributions and unpaid federal withholding taxes during the nine months ended February 29, 1996, when compared to the same period in 1995. Penalties increased $25,472 or 25%, relating to the increased unremitted federal withholding taxes. Other expenses also increased $41,256 during the same nine-month period in 1996. This was primarily due to the write-off of $33,500 of offering related expenses which were paid during January 1995 in anticipation of raising equity capital. As the Company has been unsuccessful in raising additional capital, management decided to write these expenses off in the current quarter. In addition, during the nine months ended February 29, 1996, the Company recorded $89,064 of compensation expense associated with stock released in conjunction with agreements with two New York based companies. (See
Note 7 to the Condensed Consolidated Financial Statements).

The Company sustained a net loss of $(552,146) for the nine months February 29, 1996, compared to a net loss of $(465,776) during the same period last year.
This loss reflects an increase in ARM's operating margins of $71,580, an increase in ARS's operating margin of $130,803, and the decrease in the operating margin associated with ARInternet of $(73,007), which, in addition to the increase in interest and other costs of $215,746, negatively impacted overall margins by $(86,370) when compared to same nine-month period in 1995.

Loss per common share increased to $(0.09) during the nine months ended
February 29, 1996, compared to $(0.08) during the same period 1995, as a direct result of the increase in net loss during the nine months ended February 29, 1996.


LIQUIDITY AND CAPITAL RESOURCES - 1996 COMPARED TO 1995

Total assets decreased $70,869 or 3%, from $2,120,158 at May 31, 1995, to
$2,049,289 at February 29, 1996. Total liabilities on the other hand increased from $3,679,314 to $4,046,258 over the same period, an increase of $326,944.

The most significant reason for the decrease in total assets was the $33,570 write off of deferred offering expenses during the current quarter. Another reason for the decrease in total assets was the decrease in billed and unbilled accounts receivable of $23,993. At February 29, 1996, the Company had
$1,090,902 and $677,958 in billed and unbilled receivables, respectively.
Billed receivables increased $22,474 or 2% from May 31, 1995, while unbilled receivables decreased $46,467 or 6% from May 31, 1995. The increase in billed accounts receivable was primarily the result of an increase in the amount of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS

closeout billings prepared during November, 1995, offset by a decrease in the average amount billed due to the decrease in revenues. The decrease in unbilled accounts receivable related to preparing final invoices on 14 old contracts during November, 1995, as a result of completing government audits for FY 1991 through FY 1993 during the quarter then ended. This decrease was offset by an increase in the amount of work that was unbilled (nine days) at February 29, 1996, when compared to May 31, 1995 (only two days).

The most significant reason for the increase in liabilities was the increase in payroll taxes and withholdings which increased $527,918 from May 31, 1995 to February 29, 1996. In addition, other accrued expenses increased $167,832 during the nine-month period, as a result of the increased penalties and interest associated with the unpaid payroll taxes and 401(k) contributions. On the other hand notes payable decreased $191,382, primarily as the result of refinancing during the current quarter. The Company refinanced its accounts receivable financing on December 4, 1995. The new agreement allows the Company to borrow 90% against billed receivables on all assigned contracts. Since the new financing agreement did not allow the Company to borrow against unbilled receivables, the Company was required to pay off the $250,000 unbilled loan advance and the approximate $35,000 equipment loan due to PrinCap at the time of closing the new loan. To accommodate this, the Company's new financing company, CFC, allowed the Company a one-time advance of approximately 97% against eligible billed receivables, however this adversely impacted cash flow for the quarter ended February 29, 1996.

The Company's working capital deficit continued to grow during the nine months ended February 29, 1996, increasing from a deficit of $(1,781,905) to a deficit of $(2,194,578). Adding to the Company's working capital deficit during the nine months ended February 29, 1996, was an increase in unremitted payroll taxes withheld of $527,918, from $481,576 at May 31 1995, to $1,009,494 at
February 29, 1996. Of the February 29, 1996, balance, approximately $855,270 of federal withholding taxes and $124,286 of state withholding taxes were past due.

In addition, the following also impacted the Company's liquidity and capital resources:

   - During the nine months ended February 29, 1996, the Company purchased approximately $53,700 of property and equipment. Included in total purchases is approximately $30,000 of equipment for ARInternet, representing computer hardware and software required to provide ARInternet with the capability of offering Internet access and services. The remaining $23,700 of purchases represented ARM purchases of additional computer hardware as well as a repair of its laser equipment. The Company does not plan any major additional equipment purchases unless ARInternet's growth warrants them, and is also seeking alternate equipment financing to help finance ARInternet's equipment purchases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


   - During July, 1995, the Company executed contract modifications on its two largest contracts with NASA. The contract modifications require the Company to remit an increasing portion of its fees earned on these two contracts directly to its 401(k) plan ("the Plan") in order to reduce the past due amounts owed. (See Note 5 to the Condensed Consolidated Financial
     Statements). The portion of fees applied to the Plan was 25% for fees earned from January 1, 1995, and increased to 75% during calendar year
     1995. Effective January 1, 1996, the percentage increased to 100%. The contract modifications will remain in effect until all past due amounts owed the Plan have been repaid. Through February 29, 1996, $59,319 of fees earned under these contracts had been remitted to the Plan in accordance with the contract modifications. Although the fees generated by these contracts will ultimately liquidate the past due amounts owed to the Plan, these modifications will reduce the cash flow available to meet the Company's remaining obligations. Based on the current level of work being performed on these two contracts (both contracts together generate approximately $150,000 in fees per year) it will take approximately 4.5 years to bring all past due amounts owed the Plan current absent additional payments from other sources.

   - As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company has not remitted certain federal payroll tax withholdings.
     During September, 1995, the Company remitted a $50,000 payment to the IRS.
     The IRS had demanded a $250,000 payment be made on October 27, 1995, and when the Company was unable to meet the October, 1995, payment, and as a result, the IRS filed a lien against the Company on November 7, 1995. On
     December 1, 1995, the Company entered into a new installment agreement with the IRS which specifies a $75,000 monthly payment to be made starting with December, 1995, and continuing until the liability has been paid. As a condition of this installment agreement, the Company's new lender is required to deduct the monthly payment from the Company's borrowings against billed receivables and remit this directly to the IRS. Through
     March 9, 1996, the Company's lender has remitted the first four payments.
     (See additional comments on pages 19 and 20.)

During the next 12 months, the Company's anticipated cash expenditures include:
payment of federal withholding taxes which together with interest and penalties total approximately $1,155,300 at February 29, 1996, payment of past due employee and employer contributions, and accrued interest, due to the Company's
401(k) plan totaling $633,800 at February 29, 1996, past due state withholding taxes of $124,300 and supplying the Company with operating funds to cover losses.  Given the Company's current working capital deficit, absent a significant improvement in the Company's operations or a large infusion of capital or a sale of a significant component of the business, the Company may not have sufficient capital to achieve its current business plan. Additionally,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


the continued increase in the Company's working capital deficit, together with the Company's net capital deficit, raise substantial doubt as to the Company's ability to continue as a going concern.

In order to reduce the Company's working capital deficit the Company has taken the following actions:

   - During fiscal 1995, the Company completed design of its BIO-UVB Meter instrument and was granted two (2) patents by the United State Patent and Trademark Office. Since the patents sought by the Company were granted during 1995, the Company is now focusing on licensing or selling this product to a commercial company with has established marketing and distribution channels. During October, 1995, the Company further reduced the expenditures on this project by 75% from $45,000 to approximately
     $11,000 a quarter.

   - During December, 1995, through attrition, ARS reduced its staff in half to two.

   - During the quarter ended August 31, 1995, ARInternet began to pay for all of its non-payroll expenses. During January, 1996, ARInternet began to pay for its own payroll expenses, thus further reducing its cash dependence on ARM. In addition, during January, 1996, ARInternet eliminated one member of its staff, which will save approximately $57,000 annually.

   - During November, 1995, and March, 1996, ARM eliminated two of its indirect staff, which will save the Company approximately $145,000 annually.

   - During October, 1995, management started pursuing the possible sale of ARM, the Company's government contracting subsidiary. The Company has enlisted a broker which has made contacts with several companies who appear to be interested. Three companies expressed interest in acquiring essentially all of the operating assets of ARM (principally the government contracts).
     Discussions are ongoing with these parties and as of April 2, 1996, no offers acceptable to the company have been made. Management is continuing these discussions and hopes to have a firm letter of intent or purchase agreement within the next 45 days. However, there can be no guarantee that the Company's efforts to sell ARM will be successful.

While there can be no assurance, management believes that the foregoing actions should positively impact the Company's financial condition, and in particular, reduce the Company's working capital deficit in the short-term. However, absent a significant reduction in the Company's working capital deficit, together with a marked improvement in the Company's operations, a large infusion of capital or a sale of a significant component of the business, the likelihood of which

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS


cannot be guaranteed, the Company's ability to continue as a going concern is questionable. This is particularly true given the Company's current federal withholding tax deficit and apparent inability to bring this obligation current within a reasonable time frame without a significant infusion of capital.

Because the Company is currently in default of its installment agreement with the IRS, all or a portion of the Company's assets are subject to immediate seizure and possible sale by the IRS. To that end, on April 1, 1996, the IRS issued Levy Notices to ARM's bank, financing company and the majority of its customers. On April 2, 1996, the IRS attempted to close the business. As a result, ARM was forced to file for protection under Chapter 11 of the United
States Bankruptcy Code on April 2, 1996. On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business.
Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC
(its lender) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM has agreed to pay
$15,000 a month starting April, 1996 towards its arrearage with the IRS.  The
April payment will consist of the $13,600 of cash seized by the IRS on April 1, 1996. These payments will be made directly to the IRS by CFC against its borrowings. As part of the agreement with the IRS and as required by the Bankruptcy Court, ARM is required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Court on a timely basis. The
Bankruptcy Court approved the agreements with the IRS and CFC, and has approved
ARM's operating budget for 15 days through April 21, 1996, pending a full hearing by the Court which has not yet been scheduled. On April 18, 1996, the company reached an agreement with the IRS to extend its agreement for sixty days through June 19, 1996. A Consent Order containing the terms of this extension will be filed with the Bankruptcy Court on April 19, 1996. 1885, Furthermore,
ARM has informed the court and the IRS that it has and will continue to pursue sale of the ARM's business.


INFLATION

The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.


Except as set forth above, and beyond routine capital investments in its operations, management knows of no other significant trends or events that are likely to have a material effort on the Company's liquidity or capital reserves.

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


                                 APPLIED RESEARCH CORPORATION


Date:     April 19, 1996         By:   Dr. S.P.S. Anand
          ______________               ___________________________
                                       Dr. S.P.S. Anand
                                       President and Chief Executive Officer


Date:     April 19, 1996         By:   Dennis H. O'Brien
          ______________               ___________________________
                                       Dennis H. O'Brien
                                       Vice President and Chief Financial
                                       Officer


