Form 10-K
period 1996-05-31
APPLIED RESEARCH CORP
filed 1996-09-12
CIK 794876

                                FORM 10-KSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 1996

                                    OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                                          ---------      ---------

Commission file number 01-10076

                       APPLIED RESEARCH CORPORATION
                       ----------------------------
          (Exact Name of Registrant as Specified in its Charter)

      Colorado                                             86-0585693
- ---------------------------------                    ---------------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                    Identification number

8201 Corporate Drive, Suite 1120, Landover, Maryland               20785
- ----------------------------------------------------            ----------
(Address of Principal Offices)                                  (Zip Code)

Registrant's telephone number, including area code:     (301) 459-8442

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

  Title of Each Class            Name of each exchange on which registered
  -------------------            -----------------------------------------
Common Stock, par value $0.0005                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The Registrant's revenues for the year ended May 31, 1996 were $8,957,464.

On September 12, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $177,059.

On September 12, 1996, there were 6,311,083 shares of $.0005 par value Common Stock outstanding.

                       APPLIED RESEARCH CORPORATION
                          INDEX TO ANNUAL REPORT
                              ON FORM 10-KSB


PART I                                                             Page

Item 1:   Business                                                   3
Item 2:   Properties                                                 8
Item 3:   Legal Proceedings                                          9
Item 4:   Submission of Matters to a Vote of Security Holders        9

PART II

Item 5:   Market for the Registrant's Common Stock and
            Related Security Holder Matters                         10
Item 6:   Management's Discussion and Analysis of Financial
            Condition and Results from Operation                    11
Item 7:   Financial Statements and Supplementary Data               17
Item 8:   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                     17

PART III

Item  9:  Directors and Executive Officers of the Registrant        18
Item 10:  Executive Compensation                                    18
Item 11:  Security Ownership of Certain Beneficial
            Owners and Management                                   18
Item 12:  Certain Relationships and Related Transactions            18

PART IV

Item 13:  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                             18
Signatures                                                          19

                    DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates by reference the following Documents:

PART III

Item  9:  Directors and Executive Officers of the Registrant
Item 10:  Executive Compensation
Item 11:  Security Ownership of Certain Beneficial Owners and Management
Item 12:  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of Stockholders, which will be filed in an amendment within 120 days of May 31, 1996.

PART IV - EXHIBITS

1. Incorporated herein by reference from the Registrant's May 31, 1995, Annual Report on Form 10-K, filed with Securities and Exchange Commission on August 29, 1995.

2. Incorporated herein by reference from the Registrant's May 31, 1994, Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 6, 1994.

3. Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 28, 1994, S.E.C. File No. 01-10076.

4. Incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated June 14, 1994, filed with Securities and Exchange Commission on June 21, 1994.

5.   Incorporated by reference from the Registrant's Registration
     Statement on Form S-18, as amended, filed with Securities and Exchange Commission on June 21, 1989, S.E.C. File No. 33-11943-LA.

                                  PART I
                                  ------

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT

Applied Research Corporation was organized under the laws of the State of Colorado on March 26, 1986, as Dollar Ventures, Inc., for the primary purpose of engaging in a merger with or acquisition of, one or a small number of private firms. On December 29, 1987, Dollar Ventures, Inc. acquired 100% of the outstanding shares of Applied Research Corporation, a Maryland corporation, common stock in exchange for 5,000,000 shares of Dollar Ventures, Inc. common stock. The acquisition was legally classified as a reorganization. For accounting and financial reporting purposes, the transaction was treated as a reverse acquisition at book value.

Following the acquisition, Applied Research Corporation (the original Maryland corporation) changed its name to Applied Research of Maryland, Inc. ("ARM"), and Dollar Ventures, Inc. changed its name to Applied Research Corporation ("ARC"). Additionally, ARC changed its fiscal year end from April 30 to May 31. Applied Research of Maryland, Inc. is a high technology company specializing in research and development, design and fabrication of sensors and instrumentation, technical support services and software development. On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy laws. See
Item 6. Management's Discussion and Analysis of Financial condition and Results of Operations.

ARSoftware Corporation ("ARS"), a Maryland corporation and wholly owned subsidiary of the Company was formed in April, 1992, to diversify ARC's business by developing niche markets in the computer software industry. The objective of ARS is to develop and distribute scientific and technical software to academic, commercial and federal, state and local government entities. ARS is currently reselling existing products under licensing agreements.

ARInternet Corporation ("ARInternet"), a Maryland corporation and majority owed subsidiary of the Company was formed in November 1994, to diversify the business base of ARC by developing niche markets in the computer online services industry. The objective of ARInternet is to become the place to go on the Internet for information useful to those in search of scientific knowledge.

As hereinafter used, the term "Company" shall refer to Applied Research Corporation and its wholly owned subsidiaries Applied Research of Maryland, Inc. and ARSoftware Corporation and the majority owned (95%) subsidiary ARInternet Corporation, except when otherwise indicated by context.

(B)  BUSINESS OF ISSUER:

The Company's wholly owned subsidiaries, Applied Research of Maryland, Inc. and ARSoftware Corporation, and majority owned (95%) subsidiary ARInternet Corporation, are operating entities.


APPLIED RESEARCH OF MARYLAND, INC.
- ----------------------------------
On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy laws. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. Prior to the filing of the Chapter 11 petition, management of the Debtor had been attempting to sell the assets of ARM. Subsequent to the filing, the Debtor entered into an agreement to sell a majority of ARM's assets. At a Bankruptcy Court hearing on July 30, 1996, this agreement was subjected to counter offers, and another company purchased a majority of ARM's assets for $2.1 Million. Completion of this sale is subject to approval by the Debtor's principal customer of the transfer of certain contract rights and obligations, which is expected to take approximately 60 to 90 days to complete. Completion of the sale is also contingent upon obtaining the approval of a majority of the Company's shareholders. See
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information on the Bankruptcy proceedings and the sale.

ARM is the principal business of ARC. ARM's activities are divided into three divisions: Technical Services Division, Instruments Division and ARInstruments Division, each of which is described in the paragraphs that follow.

Technical Services Division
- ----------------------------
The Technical Services Division provides scientific software design and development, mathematical analysis, laboratory experiment design and implementation, and scientific data analysis to support research programs in the earth and space sciences, optics, electronics, and chemistry. Most of these support services are performed on-site at U.S. Government ("Government") laboratories (NASA/Goddard Space Flight Center, the Naval Research Laboratory, and the U.S. Naval Observatory). In addition, during 1993, the Company began work on a subcontract with Hughes Applied Information Systems, Inc. ("Hughes") where the work is performed on-site at a Hughes location.

Instruments Division
- --------------------
The Instruments Division designs and fabricates specialized hardware used to carryout spaceborne scientific observations. Primary emphasis is in the development of ultraviolet to near infrared imaging and spectrographic instruments for use in astrophysical and atmospheric research. The Instruments Division has expanded into the manufacture of rocket and spacecraft attitude-control sensors. The Company's classified contracts are also carried out in the Instruments Division.

ARInstruments Division
- ----------------------
During its many years of performing under government contracts, the Company has developed expertise in custom design and fabrication work. In addition, members of the Company's technical staff have investigated and researched other government and commercial applications for existing technologies. The Company formed its ARInstruments Division ("ARInstruments") in fiscal 1993 to penetrate the government and commercial instrumentation markets, and specifically segregate these activities from other government contract operations in the design, fabrication, and distribution of instrumentation products. During fiscal 1994, ARInstruments had begun research and development efforts related to product development and initiated two patent applications. These patents were granted during fiscal 1995 and, accordingly, the Company began amortizing the costs associated with the patents during the year ended
May 31, 1995.

ARSOFTWARE CORPORATION
- ----------------------
ARSoftware Corporation ("ARS") was established to diversify the Company's business base by developing niche markets in the computer software industry. Currently, ARS is reselling selected products to academic institutions, industry and government agencies, focusing on end users working on scientific and engineering applications.

ARINTERNET CORPORATION
- ----------------------
ARInternet Corporation ("ARInternet") provides a reliable, high-speed, full-service link to the Internet, utilizing state-of-the-art networking hardware and software with built-in capacity for expansion and improvement. ARInternet had approximately 1,000 subscribers as of May 31, 1996. ARInternet offers monthly, quarterly, semi-annual and annual subscription agreements, each requiring payment in advance. ARInternet offers the ability to pay the subscription amounts by credit card to facilitate payment.

ARInternet currently hosts, maintains, and provides gateways to numerous free and commercial scientific databases, refers subscribers to on-line research and document delivery services, and offers a variety of server capabilities to facilitate information exchange. Specifically, ARInternet offers all the "standard" connection options, such as e-mail, telnet, ftp, WWW, gopher, finger, and so forth, which most people have come to expect as the basic services of a dial-up account. However, in contrast to a cheaper, "no-frills" basic account, ARInternet also offers enhanced customer support in the form of a user-friendly, menu-driven interface, excellent on-line and phone-in help, access to public ftp, gopher, and WWW servers, electronic conferencing and publishing services, Internet training, and a myriad of research services.

To facilitate access to its services, ARInternet has signed an agreement with the SprintNet packet switching network to allow customers to connect to ARInternet's Landover, Maryland, facility via a local telephone call from most U.S. cities. ARInternet has installed an "800" number to provide access to those subscribers currently residing outside SprintNet's coverage range. Through its arrangement with SprintNet and installation of the "800" number, the Company hopes to ensure that its subscriber base is not constrained by geographical boundaries and to attract the more mobile professionals in the Washington D.C. area.

RESEARCH AND DEVELOPMENT
- ------------------------
ARM conducts research and development activities in several areas. During its many years of performing under Government contracts, ARM has developed expertise in custom design and fabrication work. The Company formed its ARInstruments Division ("ARInstruments") in fiscal 1993 to penetrate the government and commercial instrumentation markets. ARInstruments has been conducting research and development related to the development of a proprietary technique and instrument, the BIO-UVB Meter, for directly measuring biological effects of solar UVB. During the years ended May 31, 1996 and 1995, approximately $87,000 and $217,000 was spent, respectively. Now that BIO-UVB Meter has been designed and the patents granted, ARM anticipates such expenditures for the year ended May 31, 1997, should be approximately the same as the fiscal 1996 level. The patents are among the property being sold under the Consolidated Asset Purchase Agreement approved by the Bankruptcy Court on July 30, 1996. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information concerning the sale.

ARS does not conduct any significant research and development effort. ARS does, however, capitalize the cost of producing "product masters", in accordance with Statement of Financial Accounting Standards No. 86.
During the years ended May 31, 1996 and 1995, approximately zero and $27,000 was spent and capitalized, respectively. ARS does not anticipate any such expenditures for the year ended May 31, 1997. ARInternet had no research and development expenditures during the two years ended May 31, 1996.

INTELLECTUAL PROPERTY
- ---------------------
Patents, copyrights trademarks and trade secrets are the principal protection source for the Company's intellectual property. The Company also holds various copyrights covering its published materials and proprietary software, most of which are derived from original works created by employees of the Company, its subsidiaries or by independent contractors hired under agreement for a specific project. The remaining copyrights are held by the Company through licensing agreements with the authors.

ARM applied for and has been granted two (2) patents relating to instrument technology it has developed. These two patents are among the property being sold under the Consolidated Asset Purchase Agreement approved by the Bankruptcy Court on July 30, 1996.

All of the patents, copyrights, trademarks and licenses are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate. However, notwithstanding the Company's intellectual property rights, it is possible for a competitor to develop near imitations of the Company's products implementing modifications, without violating those rights.

SEASONALITY
- -----------
Revenues for ARM typically are not seasonal, but will sometimes depend on the availability of Government funding. The Government budgets and operates on a fiscal year ending September 30th.

In the past, ARS revenues have been seasonal, with ARS typically showing greater revenues in the second, third and fourth fiscal quarters. ARS also had experienced inventory and accounts receivable variations due to the seasonal nature of its business.

Revenues for ARInternet have not been seasonal.

CUSTOMERS - MARKETS AND MARKETING
- ---------------------------------
Predominantly all of ARM's revenues (99%) are derived from agencies of the Government and prime contractors to those agencies. During fiscal 1996, ARM had one customer that accounted for approximately 35 percent (35%) of its revenue during the year. This customer, NASA, had 10 contracts with ARM, of which one contract provided 20 percent (20%) and a second provided 13 percent (13%) of ARM's revenue. Another customer, Hughes Corporation, had two contracts which accounted for 49 percent (49%) of ARM's revenue, of which the largest accounted for 37 percent (37%). ARM also has two contracts with the Naval Research Laboratory which accounted for 3 percent (3%) of ARM's revenue. ARM also maintained one contract with General Sciences Corporation, which contributed approximately 3 percent (3%) of its revenue. The contracts held by ARM are among the property being sold under the Consolidated Asset Purchase Agreement approved by the Bankruptcy Court on July 30, 1996.

ARS has no significant major customers.

ARInternet has no significant major customers. At May 31, 1996, ARInternet had approximately 1,000 subscribers. At May 31, 1995,
ARInternet had approximately 350 subscribers.

On a local level, ARInternet reaches its target market primarily through advertisements placed in the Washington Post. ARInternet intends to increase its marketing efforts, particularly on a national level, by placing advertisements in certain widely distributed scientific journals, and, possibly, through direct mailings to members of its target market.

ARInternet benefits from word-of-mouth advertising as the number of subscribers multiplies and ARInternet's exposure on the Internet increases. Additionally, ARInternet participates in a number of e-mail discussion groups and cultivates subscribers through ARInternet-sponsored Internet training sessions.

BACKLOG
- -------
ARM's total backlog of contracts as of May 31, 1996, was approximately $27.5 million ($2.8 million funded and $24.7 million unfunded). This compares with a backlog of approximately $33.1 million ($3.3 million funded and $29.8 million unfunded) at May 31, 1995. If ARM were to continue its current business, it would expect that approximately 30 percent (30%) of the total backlog as of May 31, 1996, would be realized within one year. The contracts held by ARM are among the property being sold under the Consolidated Asset Purchase Agreement approved by the Bankruptcy Court on July 30, 1996.

ARS's backlog as of May 31, 1996, was approximately $5,000, consisting of purchase orders that were received, but not shipped. These purchases orders were shipped during June and July 1996. ARS's backlog as of May 31, 1995, was approximately $20,000 also consisting of purchase orders that were received, but not shipped.

ARInternet's backlog as of May 31, 1996, was approximately $27,600 which related to prepaid subscriptions received in advance. This amount will be earned during the current fiscal year. ARInternet's backlog as of May 31, 1995, was approximately $14,400 which related to prepaid subscriptions received in advance. This amount was earned during fiscal year 1996.

GOVERNMENT CONTRACTS
- --------------------
ARM's Government contracts contain standard clauses permitting the termination of contracts and subcontracts at the election of the Government. The Company's contracts with prime contractors also typically contain similar clauses permitting termination of the contract at the election of the Government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of costs incurred plus a reasonable profit. The Company has not had any significant contracts terminated at the election of the Government during the past two fiscal years. The contracts held by ARM are among the property being sold under the Consolidated Asset Purchase Agreement approved by the Bankruptcy Court on July 30, 1996.

COMPETITION
- -----------
Both ARM and ARS face competition from other firms which provide similar products and services. Some of these firms are larger and better capitalized than both ARM and ARS. The Company does not consider any one firm to hold a dominant position in the industry. ARM has established an excellent reputation within the Government scientific community and therefore has created a niche market for itself. This is largely due to its talented employees, more than 50% of which have PhD's. The contracts held by ARM are among the property being sold under the Consolidated Asset Purchase Agreement approved by the Bankruptcy Court on July 30, 1996.

ARInternet faces competition from many businesses offering Internet access ranging in size from sole proprietorships to large corporations. The services provided by these competitors vary from simply furnishing Internet connectivity to providing a full complement of services including e-mail, in-home shopping and banking, and complete on-line research and document delivery services. Many of these competitors are larger and have greater financial resources than ARInternet.

ARInternet intends to meet or exceed competitive demands by recognizing that many disciplines and subdisciplines of science and technology exist, each with its own needs and level of exposure to Internet resources. By recognizing these differences, ARInternet provides its subscribers with easy access to a suite of customized tools and Internet services unique to the scientific community as a whole, and, more importantly, designed to provide discipline-specific information, including access to public and commercial databases, software archives, suppliers of products and materials, print and electronic publication, and announcements of on-line and traditional meetings in many different areas of science and technology, many of which were previously unavailable from more established sources.

EMPLOYEES
- ---------
At May 31, 1996, 117 full-time and 6 part-time employees were employed by the Company and its wholly owned and majority owned subsidiaries. ARM employed 110 full-time and 6 part-time employees while ARS employed 2 full-time employees at May 31, 1996. Subsequent to May 31, 1996, ARS reduced its staff to 1 full-time employee.

ARInternet employed 5 full-time employees at May 31, 1996. Outside consultants with specialized knowledge and experience in designing and operating TCP/IP networks, client/server and database application development, CD-ROM publishing and familiarity with biological and medical resources and markets have been utilized to extend the Company's capabilities and to enhance the range of services covered. As resources permit and circumstances warrant, additional personal with specialized talents and experience will be added to the present staff. Anticipated needs include application software developers, customer service representatives, database specialists, and technical assistants.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 8201 Corporate Drive, Landover, Maryland 20785. This property measures 12,633 sq. ft. and is currently leased by ARC at $16,960.79 per month through its expiration on September 30, 1998. This space is occupied as follows: ARM, 7,283 and 2,789 sq. ft. of office and laboratory space, respectively, ARS occupies 1,551 sq. ft. of office space and ARInternet occupies 1,010 sq. ft. of office space. The Company's corporate headquarters are expected to be adequate to meet the Company's needs for the foreseeable future. The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operations are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease.

The Company's capital equipment consists primarily of furniture and office equipment, laboratory equipment and computer hardware located at its corporate headquarters. ARM's and ARS' capital equipment is believed to be adequate to meet their projected needs for the foreseeable future. ARInternet will require additional computer related equipment as its customer base increases. The amount of such purchases required for fiscal 1997 will depend on growth and therefore cannot be reasonably determined at this time.


ITEM 3.  LEGAL PROCEEDINGS.

Neither the Company, nor ARS or ARInternet is currently a party to any pending litigation or other material legal proceeding.

On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.

                                  PART II
                                  -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

The Company's common stock commenced trading over the counter on November 23, 1987. The Company's common stock was listed on the Philadelphia Stock Exchange on November 9, 1988, and began trading on November 17, 1988 under the symbol "ARL.X". The Company's common stock continued to be listed on the Philadelphia Stock Exchange until February 7, 1995, when it was delisted for failure to meet the Philadelphia Stock Exchange's maintenance requirements.

As a result of its delisting from the Philadelphia Stock Exchange, the Company's common stock is now traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol "APLS". The reported high, low and last prices, as quoted on the Philadelphia Stock Exchange through February 7, 1995, and thereafter the high and low bid price as quoted on the OTCBB system, are shown below for the period June 1, 1994 through August 31, 1996. The high and low bid information as quoted on the OTCBB represents prices between brokers and dealers and does not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices may not reflect prices in actual transactions.

                                   High            Low           Last
                                   ----            ---           ----
FISCAL 1995
     First Quarter                0.37500        0.12500        0.12500
     Second Quarter               0.31250        0.12500        0.25000
     Third Quarter                0.25000        0.12500        0.18750
     Fourth Quarter               0.18750        0.18750        0.18750

FISCAL 1996
     First Quarter                0.34375        0.12500        0.34375
     Second Quarter               0.87500        0.25000        0.26000
     Third Quarter                0.68750        0.15625        0.33375
     Fourth Quarter               0.31250        0.06250        0.10000

FISCAL 1997
     First Quarter                0.15000        0.06000        0.06000


NUMBER OF SHAREHOLDERS
- ----------------------
The approximate number of shareholders of record for the Company's common stock as of September 6, 1996, was 420. This amount represents the number of certificate holders and individual non-objecting beneficial owners of the Company's common stock held in "street name".

DIVIDENDS
- ---------
No cash dividends have been declared on the common stock of the Company for either of the last two fiscal years ending May 31, 1996 and 1995. In addition, while there are no limitations on the ability of the Company to pay dividends, management does not anticipate the declaration of a cash dividend on any class of common stock of the Company in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------
Applied Research Corporation ("the Company") is comprised of two wholly owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority owned subsidiary, ARInternet Corporation ("ARInternet"). ARM consists of three unincorporated divisions: Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's discussion and analysis of financial condition and results of operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's discussion and analysis should be read in conjunction with the Selected Financial Data, and the Company's Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. Prior to the filing of the Chapter 11 petition, management for the Debtor had been attempting to sell the assets of ARM. Subsequent to the filing, the Debtor entered into an agreement to sell the majority of ARM's assets. At a Bankruptcy Court hearing on July 30, 1996, this agreement was subjected to counter to offers, and another company purchased the majority of ARM's assets for $2.1 Million. Completion of this sale is subject to approval by the Debtor's principal customer of the transfer of certain contract rights and obligations, which is expected to take approximately 60 to 90 days to complete. The sale is also contingent upon obtaining the approval of the Company's shareholders.

RESULTS FROM OPERATIONS - 1996 COMPARED TO 1995
- -----------------------------------------------
The Company's revenues for the year ended May 31, 1996, were $8,957,464. This represents a decrease of $(632,649) or (7)% over revenues of $9,590,113 for the same period during 1995. The decrease in revenues is primarily attributable to a decrease in ARM's revenues of $(741,655) or
(8)% over 1995 revenues of $9,135,523 and to the decrease of $(167,414) or
(39)% in ARS' 1995 revenues of $429,335. Arinternet however, reported an increase in revenues of $276,420 from 1995 revenues of $25,255. The decrease in ARM's revenues was the direct result of a reduction in the amount of direct labor and other direct costs incurred by ARM. ARS's decrease in revenues was attributed to a reduction in marketing related activities as well as the reduction in the number of marketing related employees.

The Company's direct cost of services decreased $(599,317) or (10)%, from $6,066,430 in 1995, to $5,467,113 during 1996. Of this amount, ARM and

ARS contributed decreases of $(369,464) and $(285,837), respectively, while ARInternet's cost of services increased $55,984. Notably, ARM's decrease in its direct costs was caused by a reduction in its technical staff as well as a decrease in subcontract and consulting costs. The decrease in direct costs of ARS was primarily related to a decrease in amortization of approximately $85,900 of previously capitalized software development costs, the non-recurring May 31, 1995, write-off of approximately $118,900 of previously capitalized software development costs, as well as a decrease in the costs of products being sold.

Indirect operating costs decreased $(414,885) or (18%), from $2,349,084 in 1995, to $1,934,199 during 1996. Of this amount, ARM's indirect operating costs decreased $(379,494) or (17%) and ARS's decreased $(39,391) or
(55)%. ARM's decrease is directly related to the reduced fringe benefit costs incurred as a result of fewer technical staff, as well as a decrease in the amount of indirect labor being charged to overhead. ARS's decrease was directly related to a decrease in technical staff which occurred during the fiscal year.

General and administrative ("G&A") expenses increased $25,836 or 2%, from $1,501,074 in 1995, to $1,526,910 during 1996. Of this amount, ARM's G&A expenses decreased $(60,113) or (6%), while ARS decreased its G&A costs $(128,879) or (41)%. ARInternet's G&A costs increased $214,828 or 113%, reflecting a full years worth of operations during 1996 compared to only 7 months during fiscal 1995. ARM's decrease related to a decrease in bid and proposal and research and development costs incurred in 1996, as well as a reduction in ARM's G&A staff. The decrease in ARS's G&A expenses was directly attributable to a $68,300 reduction in indirect labor charged during the period, a $47,600 reduction in marketing related expenses, and a $13,000 decrease in other expenses.

As a result of the foregoing, the Company realized operating income for the year ended May 31, 1996, of $29,242 compared to an operating loss of $(326,475) for the same period during 1995. ARM posted an operating profit of $349,618 in 1996 compared to $286,202 during the same period in 1995. The increase in ARM's operating margin related to higher fees (profit) being realized on its contracts during fiscal 1996 compared to same period in 1995. ARM's 1996 indirect rates, in particular its G&A rate, were lower than those experienced in fiscal 1995. ARS posted an operating loss of $(118,026) for fiscal 1996, which loss represented an improvement of $286,693 or 71% from the operating loss of $(404,719) during the same period in 1995. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses of approximately $108,200, and reductions in marketing and other expenses of approximately $60,600, a decrease in the amortization of previously capitalized software development costs of approximately $185,800, offset by an increase in the cost of goods sold of approximately $67,900. ARInternet's operating loss of $(202,350) during the year ended May 31, 1996, was an improvement of $5,608 or 3% over the operating loss of $(207,958) during the same period in 1995.

Interest and other expenses increased $114,031 or 21%, from $543,504 in 1995, to $657,535 during 1996. Net interest expense increased $31,560 or 9% from 1995. The increase in interest costs was the result of an increase in interest on unremitted employee 401(k) contributions which added approximately $49,200 of interest expense during fiscal 1996 when compared to the same period in 1995. Penalties and other expenses also decreased $6,592 during 1996. Compensation expenses associated with stock awards increased $89,063, and resulted from ARC issuing stock as compensation to two firms. Until such time as the Company is able to increase its working capital, either through increased income from operations or through additional equity financing, the likelihood of which is extremely uncertain, it is anticipated that interest and other expenses will continue to exert significant pressure on the Company's ability to generate positive earnings and cash flow.

The Company sustained a net loss of $(657,056) for the year ended May 31, 1996, compared to a net loss of $(895,313) during the prior year. This loss reflects an increase in ARM's operating margins of $63,416, an increase in ARS's operating margin of $286,693, and an increase in ARInternet's operating margins of $5,608. This, net of the increase in interest and other costs of $114,031, and the increase in professional fees related to the bankruptcy case of $28,763, and the decrease in income tax expenses of $(25,334), positively impacted overall margins by $238,257 when compared to fiscal 1995.

Loss per common share likewise decreased from $(0.15) in 1995, to $(0.11) during 1996. During the year ended May 31, 1996, there were an average of 6,214,817 shares outstanding compared to 5,944,416 shares outstanding during the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES - 1996 COMPARED TO 1995
- -------------------------------------------------------
Total assets decreased $(322,538) or (15)%, from $2,120,158 at May 31, 1995, to $1,797,620 at May 31, 1996. Total liabilities on the other hand increased from $3,679,314 to $3,899,769 over the same period, an increase of $220,455 or 6%.

The most significant reason for the decrease in total assets was the decrease in accounts receivables of $268,168 and the decrease in other current assets of $39,726. At May 31, 1996, the Company had $1,090,861 and $433,824 in billed and unbilled receivables, respectively. Billed receivables increased $22,436 or 2% from May 31, 1995, while unbilled receivables decreased $290,604 or 40% from May 31, 1995. The increase in billed accounts receivable was primarily the result of an increase in the amount of closeout billings outstanding, offset by a decrease in the average amount billed due to the decrease in revenues. The decrease in unbilled accounts receivable primarily related to preparing final invoices on 14 old contracts during November, 1995, as a result of completing government audits for FY 1991 through FY 1993 during the quarter then ended.

The most significant reason for the increase in liabilities was the increase in payroll taxes and withholdings which increased $490,904 from May 31, 1995 to May 31, 1996. In addition, other accrued expenses increased $146,557 during the year as a result of increased penalties and interest associated with unpaid payroll taxes and 401(k) contributions.

The Company's working capital deficit continued to grow during the year ended May 31, 1996, increasing from a deficit of $(1,781,905) to a deficit of $(2,273,810). Adding to the Company's working capital deficit during the year ended May 31, 1996, was an increase in unremitted payroll taxes withheld of $490,904, from $481,576 at May 31 1995, to $972,480 at May 31,
1996.

INFLATION
- ---------
The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

SUBSEQUENT EVENTS
- -----------------
The following is a chronology of the events leading up to ARM filing for Chapter 11 under the United States Bankruptcy laws on April 2, 1996, as well as a discussion of what has happened since the filing and subsequent signing of an agreement to sell the majority of ARM's assets to a third party purchaser.

     IMPACT ON CASH FLOW DUES TO THE LOSSES FROM OPERATIONS/CONTINUED INVESTMENT IN ARS/ARINTERNET.
     ----------------------------------------------------------------
     Because of the continued losses incurred by ARM, ARS and ARInternet (through November 1995, ARC incurred losses of approximately $(422,000)) as well as the cash drain on ARM by ARS and ARInternet during fiscal 96 (through November 1995, ARM funded approximately $157,800 of ARS and ARInternet expenses, while an additional $46,800 was expended from December 1, 1995 through April 2, 1996), ARM continued to fall behind on remitting its federal withholding taxes throughout the first half of fiscal 96. Through November 1995, ARM owed the IRS approximately $675,600 in unpaid federal withholding taxes plus an additional $200,000 in interest and penalties.

     DELINQUENT FEDERAL WITHHOLDING TAXES/FILING OF LIENS BY THE IRS.
     ---------------------------------------------------------------
     During September, 1995, ARM made a $50,000 payment to the IRS for delinquent payroll taxes. The IRS had demanded a $250,000 payment be made on October 27, 1995, and when the Company was unable to meet this demand, the IRS filed a lien against ARM on November 7, 1995.

     As a result of the IRS lien, ARM defaulted on its loan agreement with its primary lender, PrinCap, pursuant to a provision requiring it to remit all federal payroll withholding taxes as they became due. Upon the filing of the IRS lien, PrinCap issued a letter of default to ARM on November 14, 1995, under which no additional funding was granted and all residuals received by PrinCap were applied to reduce the loan balances outstanding.

     On November 17, 1995, ARM entered into an agreement with a new lender ("CFC"), and on December 4, 1995, CFC paid off the remaining outstanding PrinCap loan balance of $651,491, plus $18,288 of accrued interest and other charges. The agreement with CFC allows ARM to borrow 90% against billed receivables on all assigned contracts. Since the new financing agreement did not allow ARM to borrow against unbilled receivables, ARM was required to pay off the $250,000 unbilled loan advance and the approximate $35,000 equipment loan due to PrinCap at the time of closing the new loan. To accommodate this, CFC allowed ARM a one-time advance of approximately 97% against eligible billed receivables.

     On December 1, 1995, the Company entered into a new installment agreement with the IRS which required a $75,000 monthly payment to be made starting with December, 1995, and continuing until the liability was paid. As a condition of this installment agreement, the Company's new lender was required to deduct the monthly payment from the Company's borrowings against billed receivables and remit this directly to the IRS. The IRS agreed to give CFC a priority security interest with regards to its loans against billed receivables. The IRS and CFC initially operated under an interim subordination agreement while the Company applied for a formal subordination from the IRS. On January 30, 1996, the IRS issued a Certificate of Subordination. Through April 1, 1996, the Company's lender had remitted the first four payments. However, during the period from November 14, 1995 to March 25, 1996, ARM only made one tax deposit of $69,000. During this period ARM failed to remit approximately $472,500 of current federal withholding tax deposits as was required under the December 1, 1995, installment agreement.

     Starting in October 1995, management of the Company started pursuing the possible sale of ARM, the Company's government contracting subsidiary. The Company enlisted a broker which made contacts with several companies who appeared to be interested. Three companies expressed interest in acquiring essentially all of the operating assets of ARM (principally the government contracts). Discussions were ongoing with these parties from late December 1995 through March 1996. During this period, no offers acceptable to the Company were made. In late March 1996, management was pursuing discussions with a potential buyer and as a condition of the negotiations, had a meeting with the IRS to discuss the amount owed the IRS as well as a potential settlement of the outstanding liability, which as of April 1, 1996, was approximately $1,155,000.

     FILING OF CHAPTER 11 PETITION BY ARM.
     ------------------------------------
     Because ARM was in default of its December 1, 1995, installment agreement with the IRS, the Company's assets were subject to immediate seizure and possible sale by the IRS. To that end, on April 1, 1996, the IRS issued Levy Notices to ARM's bank, financing company and the majority of its customers. On April 2, 1996, the IRS attempted to close ARM. As a result, ARM was forced to file for protection under Chapter 11 of the United States Bankruptcy Code on April 2, 1996.

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April, 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Future monthly payments will be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (the final vouchers on 14 old contracts, which totaled approximately $136,700). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

     SALE OF ARM'S GOVERNMENT CONTRACTS.
     ----------------------------------
     ARM informed the Bankruptcy Court and the IRS that it had and would continue to pursue the sale of the ARM's business. To that end, ARM placed an ad in several newspapers, including THE WALL STREET JOURNAL. ARM received approximately 34 inquires to these ads. During May and June 1996, the Company sent information about ARM to 18 Companies and held serious discussions with 7 Companies concerning the sale of ARM's assets.

     On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, which was scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive biding, an offer was accepted for $2.1 Million. The following is a list of the purchased and excluded assets:

     PURCHASED ASSETS                     EXCLUDED ASSETS
     ----------------                     ---------------
- - All contracts rights            -  ARM's charter and status as a
  including project contracts),      corporation, its minute book, stock
- - All inventory,                     transfer records, and similar records
- - All books and records,             relating to ARM's organization,
- - All furniture, fixtures and        existence or capitalization, and the
  equipment,                         capital stock or ARM,
- - All proprietary rights          -  Billed accounts receivable as of
  (patents, etc.)                    closing,
- - All unbilled accounts           -  Intercompany receivables,
  receivable as of the closing    -  ARM's rights to occupy real property
  date.                              pursuant to leases of real property
                                     and any leasehold improvements made
                                     thereto.
                                  -  Any other property identified by
the                                  Purchaser prior to the closing.

     During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract is expected to be submitted to the Bankruptcy Court for approval during the week ended September 13, 1996. The sale is subject to the successful novation of ARM's government contracts. This is expected to take approximately 60 to 90 days from contract execution. The sale must also be approved by a majority of the Company's shareholders. The Company plans to submit the matter to a vote at the Company's Annual Meeting of Shareholders currently scheduled for October 30, 1996. Upon notification of the government's novation approval, and approval of the Company's shareholders, the sale will be completed.

     PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.
     -----------------------------------------------------------
     Once the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contracts rights plus the collection of the outstanding accounts receivables (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the amounts owed to the employees for accrued vacation (up to $325,000), the amount owed to the 401(k) Plan as of April 2, 1996, of approximately $676,000, as well as their pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 3) the principal portion of the tax amounts owed to both the IRS and the various state authorities. In addition, it appears that the various taxing authorities will receive a portion of the pre-petition penalties and interest, but not the full amount. Although these are the current expectations, there can be no assurances that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Court.

     COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM.
     ---------------------------------------------------
     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying ARS's and ARInternet's operating expenses during their start-up phases and providing continued funding thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of May 31, 1996, ARS has still not achieved break even operations. As of September 6, 1996, ARM has only one full-time employee and its sales are minimal. Therefore payment of any of the amount its owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved break even operations as of May 31, 1996. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

     IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED.
     ------------------------------------------------
     During the current fiscal year ARM constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations to the Purchaser and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the current fiscal year (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From the period from April 2, 1996 on, because of the bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow break even, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of May 31, 1996, had approximately 1,000 subscribers and had essentially reached break even operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurances of this.

     The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operation are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. In addition, ARC will continue to incur expenses to maintain its statusas a public company. Although these expenses will be less because of having less revenues and expenses, they will have to be borne by the remaining companies.

     The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts which total $3.7 million at May 31, 1996, will be either liquidated or discharged. This will decrease the Company's interest and penalties costs that it had been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  Page

Index to Consolidated Financial Statements and Supplementary Data:
- -----------------------------------------------------------------

Report of Independent Auditors                                          20

Financial Statements:

     Consolidated Balance Sheets -
       May 31, 1996 and 1995                                         21-22

     Consolidated Statements of Operations -
       Years Ended May 31, 1996 and 1995                                23

     Consolidated Statements of Changes in
       Stockholders' Deficit -
       Years Ended May 31, 1996 and 1995                                24

     Consolidated Statements of Cash Flows -
       Years Ended May 31, 1996 and 1995                             25-26

     Notes to Consolidated Financial Statements                      27-41

     The Financial Statement Schedules and Exhibits
       are Listed in Part III Item 13                                   18



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                 PART III
                                 --------


ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 10.  EXECUTIVE COMPENSATION


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Part III, Items 9, 10, 11 and 12, are incorporated by reference from the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of May 31, 1996.



ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Certain documents filed as part of the Form 10-KSB
                                                                      Page
                                                                      ----
     (1)  The financial statements included are listed in
          Part II Item 8                                                17

     (2)  Supporting Financial Schedules for the Years Ended
          May 31, 1996 and 1995                                      42-48

(b)  Reports on Form 8-K.

     (1) On April 17, 1996, the Company filed a Current Report on form 8-K dated April 2, 1996, reporting the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code by ARM. That report included:

                    ITEM 3:  BANKRUPTCY OR RECEIVERSHIP

(c)  Index to Exhibits                                                  49

         All schedules not included herewith are presented in the footnotes to the consolidated financial statements or are not applicable.

                       APPLIED RESEARCH CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                       Independent Auditors' Report


The Board of Directors and Stockholders
Applied Research Corporation

We have audited the accompanying consolidated balance sheets of Applied Research Corporation and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements referred to above, we have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Research Corporation and subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern; however, the Company had net working capital and stockholders' capital deficits as of May 31, 1996, as well as a history of losses. As discussed in Note 3, the Company's principal operating subsidiary has filed for reorganization under Chapter 11 of the United States Bankruptcy Code and is subject to a pending agreement under which substantially all of its contract rights and certain other assets are to be sold to a third party. This subsidiary has served as the main source of cash flow for the Company and has provided continued funding (through the date of the bankruptcy filing) to the Company's two other subsidiaries, both of which have a history of losses and both of which have substantial working capital and stockholders' capital deficits. The foregoing factors raise substantial doubt about the Company's ability to
continue as a going concern.   Management's plans in regard to these
matters are also described in Note 3. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

                              FRIEDMAN & FULLER, P.C.


Rockville, Maryland
August 18, 1996, except for Note 3,
 as to which the date is August 31, 1996

               APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           MAY 31, 1996 AND 1995

                                                     1996         1995
                                                 -----------  -----------
ASSETS
- ------
CURRENT ASSETS
  Cash (Notes 2 and 5)                           $   78,689   $   15,028
  Accounts receivable, net (Notes 3, 4 and 5)     1,524,685    1,792,853
  Inventory, at cost                                  1,492        3,709
  Other current assets                               21,093       60,819
                                                 -----------  -----------
TOTAL CURRENT ASSETS                              1,625,959    1,872,409

PROPERTY AND EQUIPMENT, AT COST (Notes 3, 4 and 5)
  Furniture and equipment                           167,405      192,880
  Computer equipment                                462,206      464,557
  Laboratory equipment                              121,426      246,365
  Leasehold improvements                             22,322       22,322
                                                 -----------  -----------
                                                    773,359      926,124
  Less accumulated depreciation and amortization    640,589      776,807
                                                 -----------  -----------
NET PROPERTY AND EQUIPMENT                          132,770      149,317

INTANGIBLE ASSETS, NET OF
  AMORTIZATION (Notes 2 and 3)                       32,276       57,357

OTHER ASSETS                                          6,615       41,075
                                                 -----------  -----------
TOTAL ASSETS                                     $1,797,620   $2,120,158
                                                 ===========  ===========


      See accompanying notes to the consolidated financial statements

/TABLE

               APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - Continued
                           MAY 31, 1996 AND 1995
                                                     1996         1995
                                                 -----------  -----------
LIABILITIES
- -----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
  Notes payable, current maturities (Note 5)     $  689,563   $  911,681
  Notes payable to officers and directors,
     current maturities                               4,000            -
  Accounts payable                                  162,314      549,295
  Accrued salaries and benefits (Notes 6 and 7)     176,574    1,215,284
  Accrued payroll taxes and withholdings
     (Notes 2 and 8)                                 57,143      481,576
  Other accrued liabilities                          77,665      362,580
  Billings in excess of costs and
     anticipated profits                              9,999       59,594
  Deferred revenue (Note 2)                          27,635       14,444
  Income taxes payable (Note 9)                       1,411       19,860
  Provision for contract losses                      60,000       40,000
                                                 -----------  -----------
  Total liabilities not subject to compromise     1,266,304    3,654,314
                                                 -----------  -----------
  Liabilities subject to compromise: (Note 3)
  Accounts payable                                  403,812            -
  Accrued salaries and benefits (Notes 6 and 7)     861,151            -
  Accrued payroll taxes and withholdings (Note 8)   930,794            -
  Accrued interest and penalties (Notes 7 and 8)    437,708            -
                                                 -----------  -----------
  Total liabilities subject to compromise         2,633,465            -
                                                 -----------  -----------
TOTAL CURRENT LIABILITIES                         3,899,769    3,654,314

NOTES PAYABLE, NET OF CURRENT MATURITIES
  (Note 5)                                                -       25,000
                                                 -----------  -----------
TOTAL LIABILITIES                                 3,899,769    3,679,314
                                                 -----------  -----------
STOCKHOLDERS' DEFICIT
- ---------------------
Preferred stock, $.10 par value, 40,000,000
  shares authorized, none issued                          -            -
Common stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares issued
  and 6,311,083 shares outstanding in 1996
  and 5,944,416 shares issued and outstanding
  in 1995 (Notes 11 and 12)                           3,155        2,972
Capital in excess of par value                    1,140,529    1,026,649
Accumulated deficit                              (3,245,833)  (2,588,777)
                                                 -----------  -----------
TOTAL STOCKHOLDERS' DEFICIT                      (2,102,149)  (1,559,156)

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 5, 7, 8, 10, 11 and 12)           -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $1,797,620   $2,120,158
                                                 ==========   ==========

      See accompanying notes to the consolidated financial statements
/TABLE

               APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MAY 31, 1996 AND 1995

                                                    1996
1995
                                                 -----------  -----------
Revenue (Notes 2 and 14)                         $8,957,464   $9,590,113

Operating costs and expenses:
  Direct cost of services                         5,467,113    6,066,430
  Indirect operating costs                        1,934,199    2,349,084
  General & administrative expenses               1,526,910    1,501,074
                                                 -----------  -----------
Total operating costs and expenses                8,928,222    9,916,588
                                                 -----------  -----------
Operating income (loss)                              29,242     (326,475)

Other expense:
  Interest expense, net                             379,173      347,613
  Consulting expense associated with stock
     awards (Note 11)                                89,063            -
  Penalties (Note 8)                                162,778      180,979
  Other, net                                         26,521       14,912
                                                 -----------  -----------
Total other expense                                 657,535      543,504
                                                 -----------  -----------
Loss before reorganization items and
  income taxes                                     (628,293)    (869,979)

Reorganization items: (Note 3)
  Professional fees                                 (28,763)            -
                                                 -----------  -----------
Loss before income taxes                           (657,056)    (869,979)

Income taxes (Note 9)                                     -       25,334
                                                 -----------  -----------
Net loss                                         $ (657,056)  $ (895,313)
                                                 ===========
===========
Net loss per common share                        $    (0.11)  $    (0.15)
                                                 ===========  ===========

Weighted average number of shares outstanding     6,214,817    5,944,416
                                                   =========    =========

      See accompanying notes to the consolidated financial statements
/TABLE

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       YEARS ENDED MAY 31, 1996 AND 1995

                                Common
                                 Stock   Capital in    Common
                                  Par     Excess of     Stock    Accumulated  Stockholders'
                                 Value    Par Value   Warrants     Deficit       Deficit
                                ------   ----------   --------  ------------  ------------
Balance May 31, 1994            $2,972   $1,026,649   $ 5,625   $(1,693,464)  $  (658,218)

Refund of common stock
  warrants paid (Note 11)                              (5,625)                     (5,625)

Net loss                                                           (895,313)     (895,313)
                                ------   ----------   --------  ------------  ------------

Balance May 31, 1995             2,972    1,026,649         -    (2,588,777)   (1,559,156)

Conversion of convertible
  note to common stock
  (Notes 5 and 11)                  33       24,967                                25,000

Stock awards (Note 11)             150       88,913                                89,063

Net loss                                                           (657,056)     (657,056)
                                ------   ----------   --------  ------------  ------------
Balance May 31, 1996            $3,155   $1,140,529   $     -   $(3,245,833)  $(2,102,149)
                                ======   ==========   ========  ============  ============

                        See accompanying notes to the consolidated financial statements
/TABLE

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 1996 AND 1995

                                                    1996          1995
                                                 -----------  -----------
Cash flows from operating activities:
  Cash received from customers                  $ 9,189,228  $10,030,737
  Cash paid to suppliers and employees           (8,530,333)  (9,262,801)
  Interest paid                                    (268,729)    (292,449)
  Income taxes paid                                 (18,449)      (5,474)
                                                 -----------  -----------
  Net cash provided from operating
     activities before reorganization items         371,717      470,013
                                                 -----------  -----------
  Operating cash flows from reorganization
     items:
  Professional fees paid for services
     rendered in connection with the
     Chapter 11 proceeding                          (28,763)           -
                                                 -----------  -----------
  Net cash used by reorganization items             (28,763)           -
                                                 -----------  -----------
Net cash provided from operating activities         342,954      470,013
                                                 -----------  -----------
Cash flows from investing activities:
  Capital expenditures                              (61,175)    (109,492)
                                                 -----------  -----------
Net cash used in investing activities               (61,175)    (109,492)
                                                 -----------  -----------
Cash flows from financing activities:
  Proceeds from loans to officers and directors       4,000            -
  Proceeds from equipment financing                       -       50,515
  Proceeds of loans from receivables
     assignment - pre-petition                    6,299,537    7,146,885
  Proceeds of loans from receivables
     assignment - post-petition                   1,430,489            -
  Repayment of loans from receivables
     assignment - pre-petition                   (6,568,076)  (7,536,095)
  Repayment of loans from receivables
     assignment - post-petition                  (1,342,530)           -
  Repayment of notes payable to bank                      -      (25,000)
  Repayment of equipment loan - pre-petition        (41,538)      (8,977)
  Refund of common stock warrants                         -       (5,625)
                                                 -----------  -----------
Net cash used in financing activities              (218,118)    (378,297)
                                                 -----------  -----------
Net increase (decrease) in cash                      63,661      (17,776)

Cash at the beginning of year                        15,028       32,804
                                                 -----------  -----------
Cash at the end of year                          $   78,689   $   15,028
                                                  ==========   ==========
                                   CONTINUED

        See accompanying notes to the consolidated financial statements
/TABLE

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                       YEARS ENDED MAY 31, 1996 AND 1995

                                                     1996         1995
                                                 -----------  -----------
Reconciliation of net loss to net cash
  provided from operating activities:

Net loss                                          $(657,056)   $(895,313)

Adjustments to reconcile net loss to net cash
  provided from operating activities:
  Depreciation                                       77,722       71,884
  Amortization                                       25,776       86,251
  Loss from write-off of capitalized software             -      118,917
  Provision for contract losses                      20,000            -
  Consulting expense associated with stock awards    89,063            -
  Changes in assets and liabilities:
     Decrease in accounts receivable                268,168      434,757
     Decrease in inventory                            2,217        4,231
     Decrease in other current assets                39,726          382
     Increase in intangible assets                     (695)     (50,529)
     Decrease (increase) in other assets             34,460      (23,733)
     Decrease in accounts payable - pre-petition   (145,483)    (177,849)
     Increase in accounts payable - post-petition   162,314            -
     Increase (decrease) in accrued salaries and
        benefits - pre-petition                    (354,133)     314,793
     Increase in accrued salaries and
        benefits - post-petition                    176,574            -
     Increase in accrued payroll taxes
        and withholdings - pre-petition             449,218      376,038
     Increase in accrued payroll taxes
        and withholdings - post-petition             57,143            -
     Increase in other accrued liabilities -
        pre-petition                                 75,128      269,657
     Increase in other accrued liabilities -
        post-petition                                77,665            -
     Decrease in billings in excess of costs
        and anticipated profits                     (49,595)     (93,777)
     Increase in deferred revenue                    13,191       14,444
     Increase (decrease) in income taxes payable    (18,449)      19,860
                                                 -----------  -----------
Net cash provided from operating activities       $ 342,954    $ 470,013
                                                   =========    =========

Supplemental disclosure of cash flow information:

During the year ended May 31, 1996, the holder of a $25,000 note converted the note into 66,667 shares of common stock of the Company (See Notes 5 and 11 for additional information).

During the year ended May 31, 1996, 300,000 shares were issued to two companies as compensation for their services under consulting agreements (See Note 11 for additional information).

        See accompanying notes to the consolidated financial statements
/TABLE

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995


1.   ORGANIZATION
     ------------

Applied Research Corporation is organized under the laws of the state of Colorado and is comprised of two wholly owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and one majority owned subsidiary, ARInternet Corporation ("ARInternet"). In addition, the Company formed ARInstruments Division ("ARInstruments"), an unincorporated commercial instrumentation division of ARM.

ARM is a high technology company specializing in research and development, design and fabrication of sensors and instrumentation, technical support services and scientific related software creation. ARM's major areas of service include Astronomy and Astrophysics, Atmospheric Sciences, Meteorology, the Space Sciences and Computer Related Analytical Services. On April 2, 1995, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Note 3 to the Consolidated Financial Statements for additional information.

ARInstruments was formed in fiscal 1993 to penetrate the government and commercial instrumentation markets. During its many years of performing under government contracts, the Company has developed expertise in custom design and fabrication work. In addition, members of the Company's technical staff have investigated and researched other government and commercial applications for existing technologies. The Company formed ARInstruments to segregate these operations from the government contract operations in the design, fabrication, and distribution of instrumentation products. During the fiscal year ended May 31, 1994, ARInstruments began research and development efforts related to product development and initiated two patent applications. These patents were granted during the fiscal year ended May 31, 1995. The costs associated with obtaining these patent applications have been capitalized.

ARS was established in April 1992, to diversify the business base of the Company by developing niche markets in the computer software industry. ARS is currently reselling existing products under licensing agreements.

ARInternet was established in November 1994, to diversify the business base of the Company by developing niche markets in the on-line computer services industry. ARInternet is an Internet provider and plans on providing scientific and other information to the scientific and engineering communities.

Applied Research Corporation maintains only minimal resources and derives all of its income from its subsidiaries. As hereinafter used, Applied Research Corporation or the term "Company" shall refer to Applied Research Corporation and its subsidiaries, except when otherwise indicated.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

PRINCIPLES OF CONSOLIDATION
- ---------------------------
The accompanying consolidated financial statements include the accounts of Applied Research Corporation and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CONTRACT REVENUE
- ----------------
Revenue on cost-plus fixed fee contracts is recorded on the basis of recoverable direct costs incurred plus indirect expenses and the allocable portion of the fixed fee. Fixed price contracts are accounted for under the percentage of completion method measured by cost of services performed to total estimated cost of services. Revenue under time and material contracts is recorded at negotiated rates as labor hours and other direct costs are incurred. Cost to complete estimates are reviewed periodically and revised as required and a provision for estimated losses on contracts is recorded when identified.

All contract costs, including direct and indirect costs are subject to audit by the Defense Contract Audit Agency ("DCAA") and ultimate reimbursement of costs is contingent upon the outcome of such audits. As of May 31, 1996, the DCAA has completed audits for the years 1982 to 1993 and all adjustments resulting from these audits are reflected in the consolidated financial statements presented.

In the opinion of management, adequate provision has been made in the accompanying consolidated financial statements for adjustments, if any, which may result from audits for fiscal years 1994 through 1996.

SOFTWARE REVENUE
- ----------------
ARS resells software products developed by other companies as well as state of the art proprietary software products developed by the Company for use in the scientific and engineering communities. Revenue is recorded when the software program is shipped to the customer.

SUBSCRIPTION REVENUE
- --------------------
ARInternet provides online computer access to the internet (information super highway). ARInternet offers monthly, quarterly, semi-annual and annual subscriptions to its customers. These subscriptions are billable in advance. ARInternet recognizes revenue on an as-earned basis. Deferred revenue is recorded for amounts received from customers in advance. Subscriptions may be canceled by the customer at any time, upon written notice.

CASH EQUIVALENTS
- ----------------
Cash equivalents are defined as highly liquid short-term investments whose maturity dates do not extend past three months from the original date of purchase. At May 31, 1996, the Company held no such investments. At May 31, 1996, ARM held $65,503 of cash that is restricted, as follows.


                    Description                      Amount
                    -----------                      ------
             Held for ARM withholding taxes         $43,173
             Held for 401(k) Plan (see Note 7
               to the Consolidated Financial
               Statements)                           22,330
                                                    -------
             Total                                  $65,503
                                                    =======

INVENTORY
- ---------
Inventory consists principally of computer software and is stated at the lower of purchased cost or market. Cost is determined by using the first-in, first-out (FIFO) method.

DEPRECIATION AND AMORTIZATION
- -----------------------------
Depreciation of furniture, office equipment, lab equipment and computer equipment is computed on the straight-line method over the estimated useful economic lives of the assets, generally 3 to 5 years. Leasehold improvements are amortized over the estimated economic life of the improvement or the remaining term of the lease, whichever is shorter.

INTANGIBLE ASSETS
- -----------------
Intangible assets consist of capitalized computer software costs and patent development costs.

Capitalized computer software costs consist of expenses associated with producing "product masters" for two products developed by ARS. These costs have been capitalized in accordance with Statement of Financial Accounting Standard #86 (SFAS No. 86). SFAS No. 86 prescribes that costs of producing "product masters" incurred subsequent to establishing the technical feasibility of a product shall be capitalized. In accordance with SFAS No. 86, the annual amortization of these capitalized costs shall be the greater of the amount computed using (a) the ratio that current gross revenues for a particular product bear to the total of current and anticipated future gross revenues for the product or (b) the straight line method over the remaining estimated economic life of the product. At May 31, 1996 and 1995, net capitalized software costs were $9,325 and $33,809, net of accumulated amortization of $282,796 and $258,313, respectively. ARS began amortizing these costs on a product-by-product basis as the associated products became available for general release to customers. During the years ended May 31, 1996 and 1995, $24,483 and $204,848, respectively, in amortization expense had been recorded for products associated with the capitalized software development costs.

As of May 31, 1995, the Company wrote off the unamortized balance of one of its software products, because it believed that the unamortized balance exceeded the net realizable value of the product. The write-off amounted to $118,917, and is included in the accumulated amortization above.

During the year ended May 31, 1995, the Company was granted two patents. The costs associated with obtaining these patents were capitalized and are being amortized over the life of the patents, which is 20 years from application, or approximately 18.5 years after notification of receipt.

DEFERRED OFFERING EXPENSES
- --------------------------
During the year ended May 31, 1995, the Company paid approximately $30,500 of costs that were associated with arranging for the raising of additional capital in fiscal 1996, which effort was abandoned. These costs are included in other assets (non current) in the consolidated balance sheet as of May 31, 1995. During the year ended May 31, 1996, these costs were charged to expense.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
- --------------------------------------------
The Company owns 95% of ARInternet which was formed during November 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at May 31, 1996, no minority interest has been reflected in the consolidated financial statements.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
- -------------------------------------------------------
The preparation of financial statements in conformity with generally-accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES
- ------------
Deferred income taxes result from temporary differences resulting in the recognition of revenue and expense for financial accounting and tax purposes. The principal source of temporary differences relates to differences in the amount of financial statement and tax treatment of net operating loss carryfowards, compensated absences, capitalized software development costs, and certain accrued contract amounts.

LOSS PER COMMON SHARE
- ---------------------
Loss per share of common stock has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.

RECLASSIFICATIONS
- -----------------
Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

Effective for the year ended May 31, 1996, the Company changed its method of presenting the statement of cash flows for operating activities from the indirect method (which adjusts net income to remove the effects of noncash operating transactions) to the direct method (which shows the principal components of operating cash receipts and payments). This change has been applied retroactively to the 1995 statement.


3.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF ARM
     ----------------------------------------------------------

On April 2, 1996, ARM (the "Debtor") filed a petition for relief under
Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the supplemental consolidating schedules for May 31, 1996 as "liabilities subject to compromise" (see page 44). Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, including the Debtor's accounts receivable.

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender - see Note 5) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Future monthly payments will be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (the final vouchers on 14 old contracts, which totaled approximately $136,700). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

The Debtor has determined that there exists insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations, most notably the installment obligation due to the IRS prior to the filing of the petition. The Debtor has curtailed accruing interest on all pre-petition obligations except the amounts owed CFC (see Note 5) because of the Bankruptcy filing. In addition, the Debtor has curtailed accruing interest on the unpaid amounts due to the 401(k) Plan, because of the Bankruptcy filing.

SALE OF ARM'S GOVERNMENT CONTRACTS.
- ----------------------------------
On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, which was scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive biding, an offer was accepted for $2.1 Million. The following is a list of the purchased and excluded assets:

   PURCHASED ASSETS                     EXCLUDED ASSETS

- - All contracts rights            -  ARM's charter and status as a
  including project contracts),      corporation, its minute book, stock
- - All inventory,                     transfer records, and similar records
- - All books and records,             relating to ARM's organization,
- - All furniture, fixtures and        existence or capitalization, and the
  equipment,                         capital stock or ARM,
- - All proprietary rights          -  Billed accounts receivable as of
  (patents, etc.)                    closing,
- - All unbilled accounts           -  Intercompany receivables,
  receivable as of the closing    -  ARM's rights to occupy real property
  date.                              pursuant to leases of real property and
                                     any leasehold improvements made thereto.
                                  -  Any other property identified by the
Purchaser prior to the closing.

During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract is expected to be submitted to the Bankruptcy Court for approval during the week ended September 13, 1996. The sale is subject to the successful novation of ARM's government contracts. This is expected to take approximately 60 to 90 days from contract execution. The sale must also be approved by a majority of the Company's shareholders. The Company plans to submit the matter to a vote at the Company's Annual Meeting of Shareholders currently scheduled for October 30, 1996. Upon notification of the government's novation approval, and approval of the Company's shareholders, the sale will be completed.

PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.
- -----------------------------------------------------------
Once the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contracts rights plus the collection of the outstanding accounts receivables (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the amounts owed to the employees for accrued vacation (up to $325,000), the amount owed to the 401(k) Plan as of April 2, 1996, of approximately $676,000, as well as their pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 3) the principal portion of the tax amounts owed to both the IRS and the various state authorities. In addition, it appears that the various taxing authorities will receive a portion of the pre-petition penalties and interest, but not the full amount. Although these are the current expectations, there can be no assurances that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Court.

COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM.
- ---------------------------------------------------
As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying ARS's and ARInternet's operating expenses during their start-up phases and providing continued funding thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of May 31, 1996, ARS has still not achieved break even operations. As of September 6, 1996, ARS has only one full-time employee and its sales are minimal. Therefore payment of any of the amount its owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved break even operations as of May 31, 1996. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED.
- ------------------------------------------------
During the current fiscal year ARM constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations to the Purchaser and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the current fiscal year (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From the period from April 2, 1996 on, because of the bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow break even, so it is doubtful that it can survive without an infusion of cash or a substantial increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of May 31, 1996, had approximately 1,000 subscribers and had essentially reached break even operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurances of this.

The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operation are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC of its obligation under the lease. In addition, ARC will continue to incur expenses to maintain its status as a public company. Although these expenses will be less because of having less revenues and expenses, they will have to be borne by the remaining companies. (See Note 10.)

The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts which total $3.7 million at May 31, 1996, will be either liquidated or discharged. This will decrease the Company's interest and penalties costs that it had been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed. While there can be no assurance, management believes that ARC will not be adversely affected by the bankruptcy proceeding and the sale of ARM.

AICPA Accounting Principles Board opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal if a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30") provides that the operations of a segment of a business be accounted for as discontinued operations in the period that management, having the authority to approve the action, commits itself to a formal plan to dispose of the segment, whether by sale or abandonment. Although management had expressed its intent to sell ARM, a formal plan had not been approved prior to May 31, 1996. In addition, the proposed sale of ARM is contingent on several factors, as described above, including successful novation of ARM's government contracts and final approval from the Bankruptcy Court. It is the opinion of management that the proposed sale does not meet the requirements of APB 30 as of May 31, 1996. Accordingly, ARM's results of operations and the financial impact of the proposed sale have not been accounted for as discontinued operations.


4.   ACCOUNTS RECEIVABLE
     -------------------

Accounts receivable are comprised of the following at May 31:

                                                1996           1995
                                                ----           ----
Billed accounts receivable, 1995
 includes $53,945 of May 1995
 expenses billed in June 1995)              $1,100,861     $1,068,425
Unbilled costs, fees and retentions
   under cost-type contracts                   433,824        724,428
                                           ------------   ------------
                                             1,534,685      1,792,853
Less:  allowance for doubtful accounts          10,000              -
                                           ------------   ------------
Accounts receivable - net of allowance      $1,524,685     $1,792,853
                                           ============   ============

Principally all of the Company's revenues are generated from contracts with departments or agencies of the U.S. Government ("Government") and are subject to audit by Government auditors (see Note 2 - Contract Revenue). In 1996 and 1995, net sales to the Government or to prime contractors under Government contracts amounted to approximately $8,393,900 and $9,153,500, respectively.

The Company extends unsecured credit to essentially all of its customers. As of May 31, 1996 and 1995, billed accounts receivable included approximately $1,066,953 and $1,011,192, respectively, due from either the Government or from prime contractors under Government contracts.

In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets. In 1996 and 1995, accounts receivable of approximately $166,000 and $193,000 respectively are not expected to be realized within one (1) year. These amounts are comprised primarily of retainages on long-term contracts.

5.   NOTES PAYABLE
     -------------

Notes payable are comprised of the following at May 31:

                                                1996           1995
                                                ----           ----
Note payable to an investor, converted
into 66,667 shares of common stock
during October 1995                           $       -      $  25,000

Note payable to asset-based lending
organization with interest payable
monthly at 14%, due in installments
over three years, secured by equipment                -         41,538

Notes payable to asset-based lending
organization                                    689,563        870,143
                                           ------------   ------------

Total notes payable                             689,563        936,681
                                           ------------   ------------

Less current maturities                         689,563        911,681
                                           ------------   ------------

Notes payable - long term                     $       -      $  25,000
                                           ============   ============


On January 7, 1994, the Company's wholly owned subsidiary ARS, entered into an agreement with an investor, whereby the investor provided a $25,000 loan to ARS in exchange for a convertible promissory note. The note was to mature on January 7, 1999. The note bore interest at the rate of 8% per annum and was converted into 66,667 shares of the Company's common stock pursuant to its terms. These shares have been registered with the Securities and Exchange Commission under a Form S-3, which was declared effective on July 1, 1994 (see
Note 11).

Effective April 29, 1994, the Company's wholly owned subsidiary, ARM, consummated an agreement with an asset-based lender ("PrinCap") as its primary source of financing under a $1.5 million line of credit facility, which allowed ARM to borrow against billed and unbilled government receivables on certain assigned contracts. The cost to ARM associated with the foregoing financing agreements was prime plus 5% on all borrowings secured by billed receivables and 18.25% per annum on borrowings secured by unbilled receivables. In addition, ARM was charged an annual administration fee of $25,000 and a 0.5% service fee per month on the highest outstanding loan balance (including the amount outstanding on the equipment note) during each preceding month.

On August 31, 1994, ARM negotiated an agreement with PrinCap to provide $50,515 of equipment financing to ARM. This note was payable over three years, in monthly installments of $1,726, starting October 15, 1994. The note bore interest at the rate of 14% per annum, and was secured by the underlying equipment purchased.

ARM defaulted on its loan agreement with PrinCap pursuant to a provision requiring it to remit all federal payroll withholding taxes as they became due. On November 7, 1995, the IRS filed liens against the ARM. As a result, PrinCap issued a letter of default on November 14, 1995, under which no additional funding was granted and all residuals received by PrinCap were applied to reduce the loan balances outstanding.

On November 17, 1995, ARM entered into an agreement with a new lender ("CFC"), and on December 4, 1995, CFC paid off the remaining outstanding PrinCap loan balance of $651,491, plus $18,288 of accrued interest and other charges. The agreement with CFC allows ARM to borrow 90% against billed receivables on all assigned contracts. Since the new financing agreement did not allow ARM to borrow against unbilled receivables, ARM was required to pay off the $250,000 unbilled loan advance and the approximate $35,000 equipment loan due to PrinCap at the time of closing the new loan. To accommodate this, CFC allowed ARM a one-time advance of approximately 97% against eligible billed receivables. The new financing agreement provides an interest rate of prime plus 4%, calculated on the mid-month and end-of-month balances. There is also a 0.65% service charge for each 15 day period on outstanding invoices.

The IRS agreed to give CFC a priority security interest with regards to its loans against billed receivables. The IRS and CFC initially operated under an interim subordination agreement while the Company applied for a formal subordination from the IRS. On January 30, 1996, the IRS issued a Certificate of Subordination. Additionally, as part of the installment agreement entered into with the IRS on December 1, 1995, CFC agreed to deduct the monthly payment due to the IRS from the amounts ARM borrows against its current billings, and remit this directly to the IRS (see Notes 3 and 8 for additional information).

Subsequent to the filing of the Chapter 11 petition in the Bankruptcy Court, CFC was granted a "First Lien" position in all post-petition financing. CFC has continued lending to ARM against its post-petition receivables. As of May 31, 1996, CFC was owed $28,400 on unpaid pre-petition receivables. The underlying receivables were subsequently paid by the customers and this amount was repaid.

6.   ACCRUED SALARIES AND BENEFITS
     -----------------------------

Accrued salaries and benefits are comprised of the following at May 31:

                                                  1996           1995
                                                  ----           ----
Liabilities not subject to compromise:
 Accrued salaries                             $ 122,681      $ 349,698
 Accrued vacation                                35,403        324,068
 Retirement plan contributions (employer)
   (see Note 7)                                   3,698        153,558
 Retirement plan contributions (employee)
   (see Note 7)                                  14,792        358,317
 Retirement plan loan payments (employee)             -         29,643
                                           ------------   ------------
 Total accrued salaries and benefits -
   not subject to compromise                  $ 176,574     $1,215,284
                                           ============   ============

Liabilities subject to compromise:
 Accrued vacation                             $ 294,217      $       -
 Retirement plan contributions (employer)
   (see Note 7)                                 203,449              -
 Retirement plan contributions (employee)
   (see Note 7)                                 326,383              -
 Retirement plan loan payments (employee)        37,102              -
                                           ------------   ------------
 Total accrued salaries and benefits -
   subject to compromise                      $ 861,151      $       -
                                           ============    ===========


7.   RETIREMENT PLAN
     ---------------

The Company has a retirement plan (401(k) Plan) which is available to all qualified employees. Employee contributions up to 10 percent of annual compensation, up to $9,240 for calendar year 1995, may be made to the plan.
The Company provides matching funds up to 25 percent of the employee's contributions to the plan. The plan provides that forfeitures may be used to reduce the Company's contribution. The Company has accrued matching funds, net of forfeitures, of $49,401 and $78,314 in 1996 and 1995, respectively.

At May 31, 1996, ARM had not remitted employee contributions of $326,383. During calendar 1995, ARM had an agreement with its previous Lender ("PrinCap"), pursuant to which PrinCap had been authorized to, and had remitted the 1995 employee contributions as they became due. This arrangement continued until mid-November 1995, when PrinCap issued a default letter due to ARM's failure to remit payroll withholding taxes as they became due. Because of the shortfall of cash caused by the refinancing with CFC (see Note 5), ARM was unable to remit the remaining 1995 employee contributions totaling $61,331 (included in the above total number). ARM began remitting the 1996 employee contributions as they became due until April 2, 1996, when ARM filed for protection form its creditors under Chapter 11 of the United States Bankruptcy Code. ARM has informed its employees that it intends to pay interest at the rate of 15% per annum on the unpaid employee withholdings. At April 2, 1996, ARM had accrued interest payable of approximately $92,900.

At May 31, 1996, ARM had not remitted employer contributions of $237,449. ARM has informed its employees that it intends to pay interest on these amounts at the prevailing statutory rates (approximately 5%). At April 2, 1996, ARM had accrued interest payable of approximately $9,900.

During July, 1995, ARM agreed to and signed contract modifications on its two largest contracts with NASA. The contract modifications require ARM to remit an increasing portion of its fee earned on these two contracts directly to the 401(k) plan in order to reduce the past due amounts owed. The portion of the fees applied to the plan was 25% for the fees earned beginning January 1, 1995 and increased to 75% during calendar year 1995. Effective January 1, 1996, the percentage increased to 100%. The contract modifications will remain in effect until all past due amounts owed the 401(k) plan have been repaid. Through April 2, 1996, $80,274 of fees earned under these contracts had been remitted to the 401(k) plan in accordance with the contract modifications. From the period from April 3, 1996 through May 31, 1996, an additional $22,300 in fees were deposited into a separate bank account as required by these contract modifications, although these monies cannot be remitted to the Plan without Bankruptcy Court approval because they are pre-petition claims. As of May 31, 1996, ARM was in compliance with the terms of these contracts, as modified.

The Company's failure to remit 401(k) contributions in a timely fashion and/or bring its past due obligations current may subject the Company to legal proceedings seeking to collect said unpaid contributions, together with interest thereon, liquidated damages and attorney's fees.

During the current fiscal year, the Department of Labor ("DOL") conducted an investigation into the Company's 401(k) Plan and the status of the past due contributions. There has been no indication that the DOL will impose any fines and/or penalties as a result of the past due contributions therefore no estimates can be made regarding any potential additional liabilities. At May 31, 1996, other than the interest that has already been accrued as discussed above, no additional amounts have been recorded.


8.   WITHHOLDING TAXES
     -----------------

As of April 2, 1996, ARM had not remitted federal payroll tax withholdings totaling approximately $764,755 relating to the fourth calendar quarter of 1994, the second and fourth calendar quarters of 1995, as well as the first calendar quarter of 1996. ARM has accrued penalties and interest on those delinquent amounts totaling approximately $328,700 through April 2, 1996. During September, 1995, ARM remitted a $50,000 payment to the IRS. However, ARM was unable to meet the October, 1995, payment requested by the IRS, and as a result, the IRS filed a lien against ARM on November 7, 1995.

On December 1, 1995, ARM entered into a new installment agreement with the IRS which specified a $75,000 monthly payment to be made by the 15th of each month starting with December, 1995, and continuing until the total liability was paid. As part of this agreement, the IRS agreed to give ARM's new lender ("CFC") a priority security interest with regards to its loans against billed receivables. The interim subordination agreement continued while ARM applied for a formal subordination from the IRS. On January 30, 1996, the IRS issued the Certificate of Subordination. As a condition of the new installment agreement, CFC was required to deduct the monthly payment from ARM's borrowings against billed receivables and remit this directly to the IRS. CFC remitted the first four installment payments through March 1996, totaling $300,000. However, because of the refinancing ARM underwent in December 1996, ARM fell behind on its current federal payroll taxes due. Between November 14, 1995 and March 25, 1996, ARM did not remit approximately $472,500 of federal payroll withholding taxes. As a result, ARM was in default of the new installment agreement. On April 1, 1996, the IRS issued Levy Notices to ARM's bank, financing company and the majority of its customers. On April 2, 1996, the IRS attempted to close ARM. As a result, ARM was forced to file for protection under Chapter 11 of the United States Bankruptcy Code on April 2, 1996. (See further discussion in Note 3.)

As of April 2, 1996, ARM was also delinquent in remitting $153,062 of 1995 and 1996 state withholding taxes, as well as $12,977 in state unemployment taxes. These claims are all pre-petition claims covered by the Bankruptcy proceeding. Collection of these taxes are stayed by the Bankruptcy proceeding.


9.   INCOME TAXES
     ------------

Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

SFAS 109 provides that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred asset will not be realized.

The tax effects of temporary differences computed at statutory rates in effect as of May 31, 1996 and 1995 are as follows:

                                                                Net
Deferred tax assets:             1996           1995          Change
                                ------         ------        --------

 Section 481 retainages      $        -     $    6,000     $   (6,000)
 Accrued vacation                78,000         87,000         (9,000)
 Bad debt allowances              4,000              -          4,000
 Reserves for contract losses    24,000         16,000          8,000
 Unfunded pension (employer)     81,000         61,000         20,000
 Unfunded pension (employee)    131,000        143,000        (12,000)
 Depreciation                     2,000          7,000         (5,000)
 Accrued interest                72,000         20,000         52,000
 Deferred revenue                11,000          6,000          5,000
 N.O.L. carryforward            544,000        432,000        112,000
                            ------------   ------------   ------------
                                947,000        778,000        169,000
 Valuation allowance           (877,000)      (642,000)      (235,000)
                           -------------   ------------   ------------
                             $   70,000     $  136,000     $  (66,000)
                           =============   ============   ============


Deferred tax liabilities:
 Retainages                  $  (66,000)    $  (75,000)     $   9,000
 Capitalized software            (4,000)       (61,000)        57,000
                            ------------   ------------   ------------
                              $ (70,000)     $(136,000)     $  66,000
                           =============   ============   ============

The net increase in the deferred tax asset valuation allowance during the 1996 was $235,000. In recognizing its deferred tax assets, the Company has used assumptions about levels of future pretax income that are consistent with historical results.

The Company had a net loss for federal income tax purposes for fiscal years 1996 and 1995. A provision for current state income tax for fiscal year 1995 of $25,334 has been included in the determination of net income. This provision arises from the reporting of taxable income by the Company's ARM subsidiary on its separately filed state returns.

The Company has unused net operating loss (NOL) carryforwards of approximately $1,359,000 for consolidated federal and state income tax purposes. These carryforwards expire between fiscal years 2004 and 2010.

10.  LEASE COMMITMENTS
     -----------------

The Company has noncancelable operating leases primarily for office facilities and certain equipment which expire at various dates through September 1998. The office facility leases are subject to standard real estate escalation factors and building operating expense pass-throughs.

ARM has two short term operating leases for office space that are provided for three employees who work on certain of its government contracts. The costs of these leases are charged to the specific contracts that these employees work on. One of these leases expires on September 30, 1996, while the other, which is on a cancelable basis, expires September 30, 1998. This latter lease specifies an 3% escalation in rent each year.

Rental expense for operating leases was approximately $212,200 and $221,100 for the years ended May 31, 1996, and 1995, respectively.

Future minimum operating lease payments on the noncancelable leases are as follows:

               Fiscal Year
               -----------
                    1997                        204,000
                    1998                        204,000
                    1999                         68,000
                                               ----------
                                               $476,000
                                               ========


11.  COMMON STOCK ISSUED/WARRANTS EXERCISABLE
     ----------------------------------------

During fiscal 1995, the Company prepared a Registration Statement on Form S-3 which registered the resale of all 220,000 shares of restricted common stock sold and issued during fiscal 1994, and the issuance of the related common stock underlying the Class A common stock purchase warrants. The Registration Statement was declared effective by the Securities and Exchange Commission on July 1, 1994. However, due to the decline in the market value of the Company's common stock, the Company did not demand the exercise of the Class A common stock warrants, which became discretionary with the warrantholder through the expiration of the warrants which was extended by the Company to May 29, 1995. No warrants were exercised prior to May 29, 1995, and $5,625 was repaid to the individuals who had prepaid their warrants.

The Registration Statement also covered 920,000 shares of restricted common stock and 184,000 shares of common stock purchase warrants convertible at $0.75 per share issued to the president of the Company upon conversion of $230,000 of debt, and 66,667 shares convertible at $0.375 per share issuable upon the conversion of an outstanding $25,000 convertible note. The holder of the convertible note converted the note into 66,667 shares of common stock of the Company. (See Note 5).

During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market makers for the Company's common stock. As compensation, the Companies were to receive up to a total of 400,000 shares of the Company's common stock. The Company has registered with the Securities and Exchange Commission the stock issued pursuant to these agreements. Both agreements can be canceled by the Company at any time. All of the stock represented by these two agreements (800,000 shares) was issued in escrow pending release as specified in the agreements. Upon the release of the stock, the Company records compensation expense equal to the average of the bid and asked prices (approximately $0.30 a share) on the date the agreements were signed. During fiscal 1996, a total of 150,000 shares had been released to each of these Companies, resulting in the recognition of $89,063 in consulting expense. During December 1995, the Company and the consulting companies agreed to terminate these agreements. Therefore, the remaining 500,000 shares will not be released.

During January 1995, the Company entered into consulting agreements with two individuals. These consultants have agreed to provide various consulting services to the Company including identifying potential analysts, broker-dealers, underwriters, market-makers, money managers, financial planners, investors, and/or other new sources of capital, as well as, providing investor and stockholder relations and identifying any potential acquisitions and/or joint ventures. As compensation for these services, the Company has agreed to pay these individuals up to 3.5% of any capital raised and has granted each of these individuals Class A common stock warrants exercisable to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.375 per share. The Company has agreed to register with the Securities and Exchange Commission the stock underlying these warrants. The warrants are exercisable for a period of two years, expiring in March 1997.

At May 31, 1996, the Company had the following outstanding warrants:

                         Exercise                Expiration
     Amount                Price                    Date
     ------              ---------           ------------------
     184,000              $0.75              November 1996
     200,000              $0.375             March 1997


12.  STOCK OPTION PLAN
     -----------------

Under the terms of its 1986 stock option plan, options to purchase shares of the Company's common stock were granted at $.50 per share, which was the market price at the time of the reorganization of the Company. All shares were exercisable over a 5 year period at 20 percent per year and if unexercised, expire 10 years from the date of grant. As of May 31, 1996, there were options outstanding to purchase 51,000 shares of the Company's common stock, which expire during fiscal year 1998.

During fiscal 1995, the Company adopted a new incentive stock option plan.
This plan was approved by the shareholders on November 15, 1995. Under this plan, the Company may issue options to purchase up to 300,000 shares of the Company's common stock, at a price not less than the then current market price of the Company's common stock. All shares are exercisable over a 5 year period at 20 percent per year and if unexercised, expire no later than 10 years from the date of grant.

The following is a summary of transactions for common shares under options:


Stock Under Options:                  1996           1995
                                      ----           ----

Outstanding, beginning of year      220,000         96,000
Granted during the year              40,000        160,000
Canceled or expired during year      (9,000)       (36,000)
Exercised during year                     -              -
                                   ---------      ---------
Outstanding, end of year            251,000        220,000
                                   ---------      ---------

Shares eligible for exercise
  at end of year                     91,000         60,000
                                   =========      =========


13.  SIGNIFICANT CUSTOMERS
     ---------------------

For fiscal 1996, one customer accounted for approximately 35 percent (35%) of total revenue. This customer, NASA, had 10 contracts with the Company of which one contract provided 18 percent (18%) and a second provided 12 percent (12%) of total revenue. Another customer accounted for 47 percent (47%) of the Company's revenue during the year. This customer, Hughes Corporation ("Hughes"), had two contracts with the Company of which one provided 35 percent (35%) of total revenue. The Company maintained one contract with General Sciences Corporation ("GSC"), which contributed approximately 4 percent (4%) of total revenue. The Company has two contracts with the Naval Research Laboratory ("NRL") which accounted for 3 percent (3%) of the Company's revenue.

For fiscal 1995, one customer accounted for approximately 38 percent (38%) of total revenue. This customer, NASA, had 21 contracts with the Company of which one contract provided 17 percent (17%) and a second provided 13 percent (13%) of total revenue. Another customer accounted for 37 percent (37%) of the Company's revenue during the year. This customer, Hughes, had two contracts with the Company of which one provided 29 percent (29%) of total revenue. The Company has four contracts with NRL, which accounted for 7 percent (7%) of the Company's revenue. The Company maintained one contract with GSC, which contributed approximately 6 percent (6%) of total revenue.

14.  INDUSTRY SEGMENT INFORMATION
    ----------------------------
The Company's operations have been classified into three business segments:

                         ARM          ARS      ARInternet   Consolidated
                    ----------     --------    ----------   ------------
Sales to unaffiliated customers:

    YEARS ENDED:
   -----------
    May 31, 1996     $8,393,868    $261,921     $ 301,675     $8,957,464
    May 31, 1995     $9,135,523    $429,335     $  25,255     $9,590,113

Operating income (loss) from continuing
operations before income taxes and
extraordinary item:

    YEARS ENDED:
   -----------
    May 31, 1996       $349,618   $(118,026)    $(202,350)    $   29,242
    May 31, 1995       $286,202   $(404,719)    $(207,958)     $(326,475)

Capital expenditures:

    YEARS ENDED:
   -----------
    May 31, 1996        $22,633       $   -       $38,542      $  61,175
    May 31, 1995        $47,485        $470       $61,537       $109,492

Depreciation and amortization:

    YEARS ENDED:
   -----------
    May 31, 1996        $48,149     $29,372       $25,977       $103,498
    May 31, 1995        $54,964     $93,892      $  9,279       $158,135

Research and development costs:

    YEARS ENDED:
   -----------
    May 31, 1996      $  87,205 $         -             -      $  87,205
    May 31, 1995       $217,444     $26,661             -       $244,105

Identifiable assets at:

    May 31, 1996     $1,678,958   $  33,687       $84,975     $1,797,620
    May 31, 1995     $1,947,571    $100,962       $71,625     $2,120,158


Operating income (loss) equals total net revenues less operating expenses. In computing operating income, items comprising other income (expense) have not been added or deducted.

Research and development costs include software development costs capitalized by ARS.

Identifiable assets by segment are those assets that are used in the Company's operations in each industry segment, net of intercompany eliminations.

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                             SUPPLEMENTARY CONSOLIDATING SCHEDULES - BALANCE SHEET
                                            YEAR ENDED MAY 31, 1996
                                                ARM                                              Consolidated
                                            (Debtor in                                              Balance
                                  ARC       Possession)       ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
ASSETS
- ------
CURRENT ASSETS
Cash                          $        -   $     62,878  $    15,836   $     (25)  $         -   $    78,689
Accounts receivable, net
  Pre-petition                         -        611,477            -           -             -       611,477
  Post-petition                        -        889,300            -           -             -       889,300
  Other - not affected by
    bankruptcy                         -             -         3,915      19,993             -        23,908
Due from ARSoftware                25,000     1,181,042            -      13,258    (1,219,300)            -
Due from ARInternet                    -        401,800       21,847           -      (423,647)            -
Investment in ARM               1,029,621            -             -           -    (1,029,621)            -
Inventory                              -             -         1,492           -             -         1,492
Other current assets                   -         20,501          410         182             -        21,093
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL CURRENT ASSETS            1,054,621     3,166,998       43,500      33,408    2,672,568)     1,625,959

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment              -        147,013        7,109      13,283             -       167,405
  Computer equipment                   -        355,100       20,308      86,798             -       462,206
  Laboratory equipment                 -        121,426            -           -             -       121,426
  Leasehold improvements               -         22,122          200           -             -        22,322
                              -----------  ------------  ------------  ----------  ------------  ------------
                                       -        645,661       27,617     100,081       773,359
Less accumulated depreciation
  and amortization                     -        580,425       24,908      35,256             -       640,589
                              -----------  ------------  ------------  ----------  ------------  ------------
NET PROPERTY AND EQUIPMENT             -         65,236        2,709      64,825                     132,770

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                         -         22,951        9,325           -             -        32,276

OTHER ASSETS                           -          6,615            -           -             -         6,615
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL ASSETS                  $1,054,621   $ 3,261,800   $    55,534   $  98,233   $(2,672,568)  $ 1,797,620
                              ==========   ===========   ===========   =========   ============  ===========

                                                   CONTINUED

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY CONSOLIDATING SCHEDULES - BALANCE SHEET - Continued
                                            YEAR ENDED MAY 31, 1996
                                                ARM                                              Consolidated
                                            (Debtor in                                              Balance
                                  ARC       Possession)       ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
LIABILITIES
- -----------
CURRENT LIABILITIES
  Liabilities not subject to
  compromise:
    Notes payable, current
      maturities              $        -   $   689,563   $         -   $       -   $         -   $   689,563
    Note payable to officers
      and directors, current
      maturities                       -             -         4,000           -             -         4,000
    Accounts payable                   -        14,018       116,153      32,143             -       162,314
    Due to ARC                         -             -        25,000           -       (25,000)            -
    Due to ARM                         -             -     1,181,042     401,800    (1,582,842)            -
    Due to ARS                         -             -             -      21,847       (21,847)            -
    Due to ARInternet                  -             -        13,258           -       (13,258)            -
    Accrued salaries and
      benefits                         -       137,505        24,583      14,486             -       176,574
    Accrued payroll taxes
      and withholdings                 -        43,174         1,511      12,458             -        57,143
    Other accrued liabilities          -        74,388         3,277           -             -        77,665
    Billings in excess of
      costs and anticipated
      profits                          -         9,999             -           -             -         9,999
    Deferred revenue                   -             -             -      27,635             -        27,635
    Income taxes payable               -         1,411             -           -             -         1,411
    Provision for contract
      losses                           -        60,000             -           -             -        60,000
                              -----------  ------------  ------------  ----------  ------------  ------------
  Total liabilities not
    subject to compromise              -     1,030,058     1,368,824     510,369    (1,642,947)    1,266,304
                              -----------  ------------  ------------  ----------  ------------  ------------
  Liabilities subject to
  compromise:
    Accounts payable                   -       403,812             -           -             -       403,812
    Accrued salaries and
      benefits, includes
      $109,013 of accrued
      interest                         -       970,164             -           -             -       970,164
    Accrued payroll taxes and
      withholdings, includes
      $328,695 of accrued
      interest and penalties           -     1,259,489             -           -             -     1,259,489
                              -----------  ------------  ------------  ----------  ------------  ------------
  Total liabilities subject
    to compromise                      -     2,633,465             -           -             -     2,633,465
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL CURRENT LIABILITIES              -     3,663,523     1,368,824     510,369    (1,642,947)    3,899,769

NOTES PAYABLE,
  NET OF CURRENT MATURITIES            -             -             -           -             -             -
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL LIABILITIES                      -     3,663,523     1,368,824     510,369    (1,642,947)    3,899,769
                              -----------  ------------  ------------  ----------  ------------  ------------

                                                   CONTINUED
/TABLE

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY CONSOLIDATING SCHEDULES - BALANCE SHEET - Concluded
                                            YEAR ENDED MAY 31, 1996

                                                ARM                                              Consolidated
                                            (Debtor in                                              Balance
                                  ARC       Possession)       ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
STOCKHOLDERS' DEFICIT
- ---------------------
Investment from ARC           $        -   $ 1,029,621   $         -   $       -   $(1,029,621)  $         -
Preferred stock, $.10
  par value, 40,000,000
  shares authorized,
  none issued                          -             -             -           -             -             -
Common stock, $.0005
  par value, 60,000,000
  shares authorized,
  6,811,083 shares issued
  and 6,311,083 shares
  outstanding                      3,155             -             -           -             -         3,155
Capital in excess of
  par value                    1,140,529             -             -           -             -     1,140,529
Accumulated deficit              (89,063)   (1,431,344)   (1,313,290)   (412,136)            -    (3,245,833)
                              -----------  ------------  ------------  ----------  ------------  ------------

TOTAL STOCKHOLDERS' DEFICIT    1,054,621      (401,723)   (1,313,290)   (412,136)   (1,029,621)   (2,102,149)
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT       $1,054,621   $ 3,261,800   $    55,534   $  98,233   $(2,672,568)  $ 1,797,620
                              ==========   ===========   ===========   =========   ============  ===========
/TABLE

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                             SUPPLEMENTARY CONSOLIDATING SCHEDULES - BALANCE SHEET
                                            YEAR ENDED MAY 31, 1995
                                                                                                 Consolidated
                                                                                                    Balance
                                  ARC           ARM           ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
ASSETS

CURRENT ASSETS
Cash                          $        -   $     5,270   $     3,708   $   6,050   $         -  $    15,028
Accounts receivable, net               -     1,735,620        48,616       8,617             -    1,792,853
Due from ARSoftware                    -     1,119,860             -       2,608    (1,122,468)           -
Due from ARInternet                    -       260,600         7,147           -      (267,747)           -
Investment in ARM              1,029,621             -             -           -    (1,029,621)           -
Inventory                              -             -         3,709           -             -        3,709
Other current assets                   -        57,298         3,521           -             -       60,819
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL CURRENT ASSETS           1,029,621     3,178,648        66,701      17,275    (2,419,836)   1,872,409

PROPERTY AND EQUIPMENT,
AT COST
  Furniture and equipment              -       179,775         7,109       5,996             -      192,880
  Computer equipment                   -       388,706        20,310      55,541             -      464,557
  Laboratory equipment                 -       246,365             -           -             -      246,365
  Leasehold improvements               -        22,122           200           -             -       22,322
                              -----------  ------------  ------------  ----------  ------------  ------------
                                       -       836,968        27,619      61,537                    926,124
Less accumulated depreciation
  and amortization                     -       747,508        20,020       9,279             -      776,807
                              -----------  ------------  ------------  ----------  ------------  ------------
NET PROPERTY AND EQUIPMENT             -        89,460         7,599      52,258             -      149,317

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                         -        23,548        33,809           -             -       57,357

OTHER ASSETS                           -        36,375             -       4,700             -       41,075
                              -----------  ------------  ------------  ----------  ------------ ------------
TOTAL ASSETS                  $1,029,621   $ 3,328,031   $   108,109   $  74,233   $(2,419,836) $ 2,120,158
                              ==========   ===========   ===========   =========   ============ ===========

                                                   CONTINUED

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY CONSOLIDATING SCHEDULES - BALANCE SHEET - Concluded
                                            YEAR ENDED MAY 31, 1995
                                                                                                 Consolidated
                                                                                                    Balance
                                  ARC           ARM           ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
LIABILITIES
- -----------
CURRENT LIABILITIES
  Notes payable, current
    maturities                $        -   $   911,681   $         -   $       -   $         -   $   911,681
  Accounts payable                     -       425,941       123,354           -             -       549,295
  Due to ARM                           -             -     1,119,860     260,600    (1,380,460)            -
  Due to ARS                           -             -             -       7,147        (7,147)            -
  Due to ARInternet                    -             -         2,608           -        (2,608)            -
  Accrued salaries and
    benefits                           -     1,193,907        21,377           -             -     1,215,284
  Accrued payroll taxes and
    withholdings                       -       481,045           531           -             -       481,576
  Other accrued liabilities            -       356,074         6,506           -             -       362,580
  Billings in excess of costs
  and anticipated profits              -        59,594             -           -             -        59,594
  Deferred revenue                     -             -             -      14,444             -        14,444
  Income taxes payable                 -        19,860             -           -             -        19,860
  Provision for contract
    losses                             -        40,000             -           -             -        40,000
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL CURRENT LIABILITIES              -     3,488,102     1,274,236     282,191    (1,390,215)    3,654,314

NOTES PAYABLE, NET OF
  CURRENT MATURITIES                   -             -        25,000           -             -        25,000
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL LIABILITIES                      -     3,488,102     1,299,236     282,191    (1,390,215)    3,679,314
                              -----------  ------------  ------------  ----------  ------------  ------------

STOCKHOLDERS' DEFICIT
Investment from ARC                    -     1,029,621             -           -   (1,029,621)             -
Preferred stock, $.10 par
  value, 40,000,000 shares
  authorized, none issued              -             -             -           -             -             -
Common stock, $.0005 par
  value, 60,000,000 shares
  authorized, 5,944,416
  shares issued and
  outstanding                      2,972             -             -           -             -         2,972
Capital in excess of par
  value                        1,026,649             -             -           -             -     1,026,649
Accumulated deficit                    -    (1,189,692)   (1,191,127)   (207,958)            -    (2,588,777)
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL STOCKHOLDERS' DEFICIT    1,029,621      (160,071)   (1,191,127)   (207,958)   (1,029,621)   (1,559,156)
                              -----------  ------------  ------------  ----------  ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT       $1,029,621   $ 3,328,031   $   108,109   $  74,233   $(2,419,836)  $ 2,120,158
                              ==========   ===========   ===========   =========   ============  ===========
/TABLE

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                        SUPPLEMENTARY CONSOLIDATING SCHEDULES - STATEMENT OF OPERATIONS
                                            YEAR ENDED MAY 31, 1996
                                                ARM                                              Consolidated
                                            (Debtor in                                              Balance
                                  ARC       Posession)        ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
Revenue                       $        -   $ 8,393,868   $   261,921   $ 301,675   $         -   $ 8,957,464

Operating costs and expenses:
  Direct cost of services              -     5,207,341       160,496      99,276             -     5,467,113
  Indirect operating costs             -     1,902,456        31,743           -             -     1,934,199
  General & administrative
    expenses                           -       934,453       187,708     404,749             -     1,526,910
                              -----------  ------------  ------------  ----------  ------------  ------------
Total operating costs
  and expenses                         -     8,044,250       379,947     504,025             -     8,928,222
                              -----------  ------------  ------------  ----------  ------------  ------------
Operating income (loss)                -       349,618      (118,026)   (202,350)            -        29,242

Other expense:
  Interest expense, net                -       379,085           575        (487)            -       379,173
  Consulting expense
    associated with stock
    awards                        89,063             -             -           -             -        89,063
  Penalties                            -       159,067         3,171         540             -       162,778
  Other, net                           -        24,355           391       1,775             -        26,521
                              -----------  ------------  ------------  ----------  ------------ ------------
Total other expense               89,063       562,507         4,137       1,828             -       657,535
                              -----------  ------------  ------------  ----------  ------------  ------------
Loss before reorganization
  items and income taxes         (89,063)     (212,889)     (122,163)   (204,178)            -      (628,293)

Reorganization items:
  Professional fees                    -       (28,763)            -           -             -       (28,763)
                              -----------  ------------  ------------  ----------  ------------  ------------
Loss before income taxes:        (89,063)     (241,652)     (122,163)   (204,178)            -      (657,056)

Income taxes                           -              -            -           -             -             -
                              -----------  ------------  ------------  ----------  ------------  ------------
Net loss                      $  (89,063)  $  (241,652)  $  (122,163)  $(204,178)  $         -   $  (657,056)
                              ===========  ============  ============  ==========  ===========   ============

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                        SUPPLEMENTARY CONSOLIDATING SCHEDULES - STATEMENT OF OPERATIONS
                                            YEAR ENDED MAY 31, 1995
                                                                                                 Consolidated
                                                                                                    Balance
                                  ARC           ARM           ARS      ARInternet  Eliminations      Sheet
                              -----------  ------------  ------------  ----------  ------------  ------------
Revenue                       $        -   $ 9,135,523   $   429,335   $  25,255   $         -   $ 9,590,113

Operating costs and expenses:
  Direct cost of services              -     5,576,805       446,333      43,292             -     6,066,430
  Indirect operating costs             -     2,277,950        71,134           -             -     2,349,084
  General & administrative
    expenses                           -       994,566       316,587     189,921             -     1,501,074
                              -----------  ------------  ------------  ----------  ------------  ------------
Total operating costs
  and expenses                         -     8,849,321       834,055     233,212             -     9,916,588
                              -----------  ------------  ------------  ----------  ------------  ------------
Operating income (loss)                -       286,202      (404,719)   (207,958)            -      (326,475)

Other expense:
  Interest expense, net                -       345,747         1,866           -             -       347,613
  Penalties                            -       171,555         9,424           -             -       180,979
  Other, net                           -        16,280       (1,368)           -             -        14,912
                              -----------  ------------  ------------  ----------  ------------ ------------
Total other expense                     -      533,582         9,922           -             -       543,504
                              -----------  ------------  ------------  ----------  ------------  ------------
Loss before income taxes               -      (247,380)     (414,641)   (207,958)            -      (869,979)

Income taxes                           -        25,334             -           -             -        25,334
                              -----------  ------------  ------------  ----------  ------------  ------------
Net loss                      $        -   $  (272,714)  $  (414,641)  $(207,958)  $         -   $  (895,313)
                              ==========   ============  ============  ==========  ===========   ============

/TABLE

                         APPLIED RESEARCH CORPORATION
                  FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1996
                               INDEX TO EXHIBITS


NUMBER     DESCRIPTION
- ------     -----------
 1.1       Escrow Agreement (Note 1)
 1.2       Underwriting Agreement (Note 1)
 2.0 Reorganization Agreement between Dollar Ventures, Inc. and Applied Research Corporation (Note 1)
 3.1       Articles of Incorporation of Dollar Ventures, Inc. (Note 1)
 3.2       Amended Articles of Incorporation of Dollar Ventures, Inc. (Note 1)
 3.3       Articles of Incorporation of Applied Research Corporation (Note 1)
 3.4       Amended Articles of Incorporation of Applied Research Corporation
           (Note 1)
 3.5       By-Laws of Dollar Ventures, Inc. (Note 1)
 3.6       By-Laws of Applied Research Corporation (Note 1)
 3.7       401(k) Plan of Applied Research Corporation (Note 1)
 4.1       Warrant Agreement (Note 1)
 4.2       Specimen Certificate of Common Stock (Note 3)
 4.3       Specimen Class A Common Stock Purchase Warrant (Note 3)
 4.4       Specimen Subscription Agreement (Note 3)
 4.5       Convertible Note (Note 3)
 4.6       Convertible Note Purchase Agreement (Note 3)
10.1       Employment Agreements (Note 1)
10.2       Sovran Bank Loan (Note 1)
10.4(b)    Lease Agreement on Maryland Property, dated October 22, 1993
           (Note 4)
10.4(c) First Amendment to Lease Agreement on Maryland Property, dated October 22, 1993 (Note 4)
10.4(d)    Second Amendment to Lease Agreement on Maryland Property, dated
           May 12, 1994 (Note 4)
10.14(b)   Patent (Note 5)
10.14(c)   Patent (Note 5)
10.21      Contract with Hughes Applied Information Systems, dated 6-03-93
           (Note 4)
10.22      Contract with NASA, dated 9-27-93 (Note 4)
10.23      Contract with NASA, dated 1-10-94 (Note 4)
10.24(a) Financing Agreement with PrinCap Finance Company, L.L.C., dated March 21, 1994 (Note 4)
10.24(b) Amended Financing Agreement with Princeton Capital Finance Company, L.L.C., dated May 10, 1995 (Note 5)
10.24(c) Default letter from Princeton Capital Finance Company, L.L.C., dated November 14, 1995 (Note 6)
10.25      1994 Incentive Stock Option Plan (Note 5)
10.26      Consulting Agreement with William Hayde (Note 5)
10.27      Consulting Agreement with Market Visibility, Inc. (Note 5)
10.28 Fee Agreement with Commerce Funding Corporation, dated November 17, 1995 (Note 6)
10.29      Consolidated Asset Purchase Agreement (Note 6)
11         Computation of Net Income (Loss) per Common Share (Note 6)
16.2       Letter of KPMG Peat Marwick, dated June 20, 1994 (Note 2)
21         Subsidiaries of the Registrant (Note 6)

NOTES TO EXHIBITS:
- -----------------
(1) Previously Filed. The documents are incorporated herein by reference from the Registrant's Registration Statement on Form S-18, as amended, filed with Securities and Exchange Commission on June 2, 1989, S.E.C. File No. 33-11943-LA.
(2) Previously Filed. The documents are incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated June 14, 1994, filed with Securities and Exchange Commission on June 21, 1994, S.E.C. File No. 01-10076.
(3) Previously Filed. The documents are incorporated herein by reference from the Registrant's Registration Statement on Form S-3, filed with Securities and Exchange Commission on June 28, 1994, S.E.C. File No. 01-10076.
(4) Previously Filed. The documents are incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, filed with Securities and Exchange Commission on September 6, 1994, S.E.C. File No. 01-10076.
(5) Previously Filed. The documents are incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, filed with Securities and Exchange Commission on August 29, 1995, S.E.C. File No. 01-10076.
(6)        Filed herewith.
                                  SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Applied Research Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


APPLIED RESEARCH CORPORATION



/s/ S.P.S. Anand                                  September 12, 1996
- ----------------------------------------          ------------------
Dr. S.P.S. Anand, Director,                               Date
President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ S.P.S. Anand                                  September 12, 1996
- ----------------------------------------          ------------------
Dr. S.P.S. Anand, Director                                Date



/s/ Manjit K. Anand                               September 12, 1996
- ----------------------------------------          ------------------
Manjit K. Anand, Director & Treasurer                     Date



/s/ Dennis H. O'Brien                             September 12, 1996
- ----------------------------------------          ------------------
Dennis H. O'Brien, Director, Secretary,                   Date
Vice President & Chief Financial Officer



/s/ Andrew S. Endal                               September 12, 1996
- ----------------------------------------          ------------------
Dr. Andrew S. Endal, Senior Vice President                Date