Form 10QSB
period 1996-08-31
APPLIED RESEARCH CORP
filed 1996-10-21
CIK 794876

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1996

                                      OR

       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from

                       Commission file number 01-10076

                         APPLIED RESEARCH CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                                                  86-0585693

---------------------------------                         ---------------------
-
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification
Number)


     8201 Corporate Drive, Suite 1120, Landover, Maryland               20785
       ----------------------------------------------------             -------
---
        (Address of principal executive offices)                      (Zip
Code)


                                (301) 459-8442
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   [ X ]      No   [  ]

As of October 21, 1996, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [ X ]

                                  FORM 10-QSB

                         APPLIED RESEARCH CORPORATION

                                     INDEX


Part I:  FINANCIAL INFORMATION                                     Page No.
______   _____________________                                     ________

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets at
            August 31, 1996 (unaudited) and May 31, 1996               3-4

         Condensed Consolidated Statements of Operations -
            Three Months ended August 31, 1996 and 1995
            (unaudited)                                                 5

         Condensed Consolidated Statements of Cash Flows -
            Three Months ended August 31, 1996 and 1995
            (unaudited)                                                6-7

         Notes to Condensed Consolidated Financial Statements
            (unaudited)                                               8-12

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       13-19



Part II: OTHER INFORMATION
_______  _________________

Item 1      Legal Proceedings                                          19

Item 2      Changes in Securities                                      19

Item 3      Defaults Upon Senior Securities                            19

Item 4      Submission of Matters to a Vote of Security Holders        19

Item 5      Other Information                                          19

Item 6      Exhibits and Reports on Form 8-K                           19

Signatures                                                             20

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 August 31,       May 31,
                                                    1996           1996
                                                 (Unaudited)    (Audited)
                                                ------------   ------------
ASSETS
------
CURRENT ASSETS
  Cash                                          $    97,607    $    78,689
  Accounts receivable, net                        1,480,998      1,524,685
  Inventory, at cost                                  3,371          1,492
  Other current assets                               33,992         21,093
                                                ------------   ------------
TOTAL CURRENT ASSETS                              1,615,968      1,625,959

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                           167,405        167,405
  Computer equipment                                465,622        462,206
  Laboratory equipment                              121,426        121,426
  Leasehold improvements                             22,322         22,322
                                                ------------   ------------
                                                    776,775        773,359
  Less accumulated depreciation
     and amortization                               658,738        640,589
                                                ------------   ------------
NET PROPERTY AND EQUIPMENT                          118,037        132,770

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                       30,620         32,276

OTHER ASSETS                                          7,359          6,615
                                                ------------   ------------
TOTAL ASSETS                                    $ 1,771,984    $ 1,797,620
                                                ===========    ===========



                        See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

                                                     August 31,       May 31,
                                                        1996           1996
                                                     (Unaudited)     (Audited)
                                                    ------------   ------------

LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
    Notes payable, current maturities               $   584,310    $   689,563
    Notes payable to officers and directors,
      current maturities                                 13,000          4,000
    Accounts payable                                    259,142        162,314
    Accrued salaries and benefits                       289,603        176,574
    Accrued payroll taxes and withholdings               38,456         57,143
    Other accrued liabilities                            89,248         77,665
    Billings in excess of costs and anticipated
      profits                                            28,396          9,999
    Deferred revenue                                     37,235         27,635
    Income taxes payable                                    411          1,411
    Provision for contract losses                        60,000         60,000
                                                    ------------   ------------
  Total liabilities not subject to compromise         1,399,801      1,266,304
                                                    ------------   ------------
  Liabilities subject to compromise:
    Accounts payable                                    339,984        403,812
    Accrued salaries and benefits                       826,935        861,151
    Accrued payroll taxes and withholdings              881,352        930,794
    Accrued interest and penalties                      437,708        437,708
                                                    ------------   ------------
  Total liabilities subject to compromise             2,485,979      2,633,465
                                                    ------------   ------------
TOTAL CURRENT LIABILITIES                             3,885,780      3,899,769

NOTES PAYABLE, NET OF CURRENT MATURITIES                      -              -
                                                    ------------   ------------
TOTAL LIABILITIES                                     3,885,780      3,899,769
                                                    ------------   ------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value, 40,000,000
  shares authorized, none issued                              -              -
Common stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares
  issued and 6,311,083 shares outstanding                 3,155          3,155
Capital in excess of par value                        1,140,529      1,140,529
Accumulated deficit                                  (3,257,480)    (3,245,833)

                                                    ------------   ------------
TOTAL STOCKHOLDERS' DEFICIT                          (2,113,796)    (2,102,149)

                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $ 1,771,984    $ 1,797,620

                                                    ===========    ===========

                        See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

                                                         1996          1995
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
Revenue                                                $ 143,756     $ 165,330

Operating costs and expenses:
  Direct cost of services                                 57,712        99,780
  Indirect operating costs                                     -        15,932
  General & administrative expenses                      109,053       160,078
                                                       ----------    ----------
Total operating costs and expenses                       166,765       275,790
                                                       ----------    ----------
Operating loss from continuing operations                (23,009)     (110,460)

Other expense:
  Interest expense, net                                      (22)          513
  Consulting expense associated with stock awards              -        29,688
  Penalties                                                  268             -
  Other, net                                                 314             -
                                                       ----------    ----------
Total other expense                                          560        30,201
                                                       ----------    ----------
Loss before discontinued operations, reorganization
  items and income taxes                                 (23,569)     (140,661)

Profit (loss) from discontinued operations before
  reorganization items                                    59,418       (53,819)
Reorganization items:
  Professional fees                                      (47,496)            -
                                                       ----------    ----------
Profit (loss) from discontinued operations                11,922       (53,819)
                                                       ----------    ----------
Loss before income taxes                                 (11,647)     (194,480)

Income taxes                                                   -             -
                                                       ----------    ----------
Net loss                                               $ (11,647)    $(194,480)
                                                       ==========    ==========
Net loss per common share:
  Loss before discontinued operations                  $    0.00     $   (0.02)
  Profit (loss) from discontinued operations                0.00         (0.01)
                                                       ----------    ----------
Net loss per common share                              $    0.00     $   (0.03)
                                                       ==========    ==========

Weighted average number of shares outstanding          6,311,083     5,944,416
                                                       =========     =========

                        See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

                                                        1996           1995
                                                     (Unaudited)    (Unaudited)
                                                    ------------   ------------
Cash flows from operating activities:
  Cash received from customers                      $ 2,087,851    $ 2,521,200
  Cash paid to suppliers and employees               (1,882,710)    (2,360,274)
  Interest paid                                         (38,058)       (24,473)
  Income taxes paid                                      (1,000)       (10,300)
                                                    ------------   ------------

  Net cash provided from operating activities
    before reorganization items                         166,083        126,153
                                                    ------------   ------------

  Operating cash flows from reorganization
    items:
    Professional fees paid for services
      rendered in connection with the
      Chapter 11 proceeding                             (47,496)             -
                                                    ------------   ------------

  Net cash used by reorganization items                 (47,496)
             -
                                                    ------------   ------------

Net cash provided from operating activities             118,587        126,153
                                                    ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                   (3,416)       (24,862)
                                                    ------------   ------------

Net cash used in investing activities                    (3,416)       (24,862)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from loans to officers and
    directors                                             9,000              -
  Proceeds of loans from receivables
    assignment - pre-petition                                 -      1,743,939
  Proceeds of loans from receivables
    assignment - post-petition                        1,499,885              -
  Repayment of loans from receivables
    assignment - pre-petition                                 -     (1,825,948)
  Repayment of loans from receivables
    assignment - post-petition                       (1,605,138)             -
  Repayment of equipment loan -
    pre-petition                                              -         (3,586)
                                                    ------------   ------------

Net cash used in financing activities                   (96,253)       (85,595)
                                                    ------------   ------------

Net increase in cash                                     18,918         15,696

Cash at the beginning of period                          78,689         15,028
                                                    ------------   ------------

Cash at the end of period                           $    97,607    $    30,724
                                                    ===========    ===========
                                   CONTINUED

                        See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

                                                        1996           1995
                                                     (Unaudited)    (Unaudited)
                                                      ----------    -----------
Reconciliation of net loss to net cash
  provided from operating activities:

Net loss                                              $ (11,647)     $(194,480)

Adjustments to reconcile net loss to net cash
  provided from operating activities:
  Depreciation                                           18,149         19,095
  Amortization                                            1,656          5,076
  Changes in assets and liabilities:
    Decrease in accounts receivable                      43,687        224,080
    Decrease (increase) in inventory                     (1,879)           790
    Decrease (increase) in other current
      assets                                            (12,899)           312
    Increase in intangible assets                             -           (695)
    Increase in other assets                               (744)        (2,200)
    Decrease in accounts payable -
      pre-petition                                      (63,828)       (55,668)
    Increase in accounts payable -
      post-petition                                      96,828              -
    Decrease in accrued salaries and
      benefits - pre-petition                           (34,216)       (78,924)
    Increase in accrued salaries and
      benefits - post-petition                          113,029              -
    Increase (decrease) in accrued payroll
      taxes and withholdings - pre-petition             (49,442)       168,436
    Decrease in accrued payroll taxes
      and withholdings - post-petition                  (18,687)             -
    Increase in other accrued liabilities -
      pre-petition                                            -         71,357
    Increase in other accrued liabilities -
      post-petition                                      11,583              -
    Increase (decrease) in billings in excess
      of costs and anticipated profits                   18,397        (26,706)
    Increase in deferred revenue                          9,600          5,980
    Decrease in income taxes payable                     (1,000)       (10,300)
                                                      ----------     ----------
Net cash provided from operating activities           $ 118,587      $ 126,153
                                                      =========      =========

                        See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of August 31, 1996, the condensed consolidated statements of operations for the three months ended August 31, 1996, and the condensed consolidated statements of cash flows for the three months ended August 31, 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996, and for all periods presented, have been made.

The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at August 31, 1996, no minority interest has been provided.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1996. The results of operations for the period ended
August 31, 1996, are not necessarily indicative of the operating results for the full year.


2.   LOSS PER COMMON SHARE

Loss per share of common stock has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.


3.   RECLASSIFICATIONS

Certain amounts in the condensed consolidated balance sheet as of May 31, 1996, the condensed consolidated statements of operations for the three months ended August 31, 1995, and the condensed consolidated statements of cash flows for the three months then ended have been reclassified to conform to the August 31, 1996, presentation.


4. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF ARM AND MANAGEMENTS PLANS TO CONTINUE AS A GOING CONCERN

On April 2, 1996, ARM (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the condensed financial statements for August 31, 1996 as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, including the Debtor's accounts receivable.

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender - see Note 5) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Future monthly payments will be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $136,700 and consisted of final vouchers on 14 old contracts).
In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

The Debtor has determined that there exists insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations, most notably the installment obligation due to the IRS prior to the filing of the petition. The Debtor has curtailed accruing interest on all pre-petition obligations except the amounts owed CFC because of the Bankruptcy filing. In addition, the Debtor has curtailed accruing interest on the unpaid amounts due to the 401(k) Plan, because of the Bankruptcy filing.

     SALE OF ARM'S GOVERNMENT CONTRACTS
     ----------------------------------
     On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, which was scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive biding, an offer was accepted for $2.1 Million. The following is a list of the purchased and excluded assets:

       PURCHASED ASSETS                           EXCLUDED ASSETS
       ----------------                           ---------------
- All contracts rights (including          - ARM's charter and status as a
  project contracts),                        corporation, its minute book,
- All inventory,                             stock transfer records, and
- All books and records,                     similar records relating to ARM's
- All furniture, fixtures and                organization, existence or
  equipment,                                 capitalization, and the capital
- All proprietary rights (patents,           stock of ARM,
  etc.),                                   - Billed accounts receivable as of
- All unbilled accounts receivables as       closing,
  of the closing date.                     - Intercompany receivables,
                                           - ARM's rights to occupy real
                                             property pursuant to leases of
                                             real property and any leasehold
                                             improvements made thereto,
                                           - Any other property identified by
                                             the Purchaser prior to the
                                             closing.

     During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale is subject to the successful novation of ARM's government contracts. This is expected to take approximately 60 to 90 days from contract execution. The sale must also be approved by a majority of the Company's shareholders. The Company plans to submit the matter to a vote at the Company's Annual Meeting of Shareholders currently scheduled for October 30, 1996. Upon notification of the government's novation approval, and approval by the Company's shareholders, the sale will be completed.

     PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
     -----------------------------------------------------------
     In the event that the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of the outstanding accounts receivables (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the amounts owed to the employees for accrued vacation (up to $325,000), the amount owed to the 401(k) Plan as of April 2, 1996, of approximately $676,000, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 3) the principal portions of the tax amounts owed to both the IRS and the various state authorities. In addition, it appears that various taxing authorities will receive a portion of the pre-petition penalties and interest, but not the full amount. Although these are the current expectations, there can be no assurances that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

     COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
     ---------------------------------------------------
     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of August 31, 1996, ARS has only one full-time employee and its sales are minimal. As a result, ARS still has not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations as of August 31, 1996. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

     IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED
     ------------------------------------------------
     During the fiscal year ended May 31, 1996, ARM's operations constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From April 2, 1996 on, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without an infusion of cash or a substantial increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of August 31, 1996, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurances of this.

     The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operations are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. On October 3, 1996, the landlord offered to remove the portion of space currently occupied by ARM from the Company's lease, in return for a payment of approximately $64,000, $14,000 of which would be due immediately upon signing the lease amendment and the balance in equal monthly installments over the balance of the lease. The Company is currently considering the landlord's offer but, to date, has made no commitment to the landlord. In addition, ARC will continue to incur expenses to maintain its status as a public company.

     The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts which total $3.6 million at August 31, 1996, will be either liquidated or discharged. This will decrease the Company's interest and penalties costs that it had been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


5. DISCONTINUED OPERATIONS

Because the Bankruptcy Court has approved the sale of substantially all of the assets of ARM, results from operations for ARM have been shown as discontinued operations for the three months ended August 31, 1996 and 1995.

A summary of ARM's results from operations for the three months ended August 31, 1996 and 1995 are shown below:

                                                  1996          1995
                                               (Unaudited)   (Unaudited)
                                              ------------  ------------
Revenue                                       $ 1,928,665   $ 2,152,516

Operating costs and expenses:
  Direct cost of services                       1,241,802     1,341,261
  Indirect operating costs                        389,790       517,581
  General & administrative expenses               192,727       221,400
                                              ------------  ------------
Total operating costs and expenses              1,824,319     2,080,242
                                              ------------  ------------
Operating profit from discontinued operations     104,346        72,274

Other expense:
  Interest expense, net                            38,415        80,477
  Other, net                                        6,513        45,616
                                              ------------  ------------
Total other expense                                44,928       126,093
                                              ------------  ------------
Profit (loss) from discontinued operations
  before reorganization items                      59,418       (53,819)
Reorganization items - professional fees          (47,496)            -
                                              ------------  ------------
Profit (loss) from discontinued operations    $    11,922   $   (53,819)
                                              ===========   ============

6.   SUPPLEMENTAL SEGMENT INFORMATION

The Company's continuing operations have been classified into two business segments:

Sales to unaffiliated customers:

                                       ARS        ARInternet    Consolidated
                                   ----------     ----------    ------------
     QUARTER ENDED:
     -------------
     August 31, 1996               $  31,834      $ 111,922      $ 143,756
     August 31, 1995               $ 122,386      $  42,944      $ 165,330

Operating income (loss) from continuing operations before other income (expense) and income taxes:


     QUARTER ENDED:
     -------------
     August 31, 1996               $ (15,067)      $  (7,942)   $  (23,009)
     August 31, 1995               $ (26,520)      $ (83,940)   $ (110,460)


Operating income (loss) equals total net revenues less operating expenses.

ARM's results have been reported as discontinued operations in the accompanying condensed consolidated financial statements, since the Company has accepted and the Bankruptcy Court has approved of an offer to sell substantially all of the operating assets of ARM (see Note 5).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS FROM OPERATIONS


OVERVIEW

Applied Research Corporation ("the Company") is comprised of two wholly owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority owned subsidiary, ARInternet Corporation ("ARInternet"). ARM currently consists of three unincorporated divisions:
Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's discussion and analysis of financial condition and results of operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the footnotes thereto.


RESULTS FROM OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO 1995
-------------------------------------------------------------------------------
From Continuing Operations
--------------------------
The Company's revenues for the quarter ended August 31, 1996, were $143,756, or
(13)% below revenues of $165,330 for the same period during 1995. The decrease in revenues during the quarter ended August 31, 1996, of $21,574 is primarily attributable to the decrease in ARS's revenues of $90,552 or 74% when compared with revenues of $122,386 generated during the same period in 1995. ARInternet's revenues were $111,922, an increase of $68,978 over the previous year, and partially offset the declines experienced by ARS.

The Company's direct cost of services decreased $42,068 or 42%, from $99,780 during the quarter ended August 31, 1995, to $57,712 during the same period in 1996. Of this amount, ARS decreased $55,801 while ARInternet's cost of services increased $13,733. The decrease in direct costs of ARS was primarily related to the lower sales for the quarter and a decrease in the amount of amortization of previously capitalized software development costs, compared to the same period in 1995. The increase in ARInternet's direct costs of sales was the direct result of increased sales during the current period.

Indirect operating costs decreased $15,932 or 100%, from $15,932 during the quarter ended August 31, 1995, to $0 during the quarter ended August 31, 1996. The entire decrease was directly related to a decrease by ARS in technical staff which occurred during the second half of the previous fiscal year.

General and administrative ("G&A") expenses decreased $51,025 or 32%, from $160,078 in 1995, to $109,053 during 1996. Most notably, the G&A expenses associated with ARS decreased $30,272, while ARInternet's G&A expenses decreased $20,753 during the quarter. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1996 when compared to the same period in 1995.

As a result of the foregoing, the Company realized an operating loss from continuing operations for the quarter ended August 31, 1996, of $(23,009) compared to an operating loss of $(110,460) for the same period during 1995. ARS posted an operating loss of $(15,067) for the quarter ended August 31, 1996, which loss represented an improvement of $11,453 or 43% from the operating loss of $(26,520) during the same period in 1995. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(7,942) for the quarter ended August 31, 1996, which loss represented an improvement of $75,998 or 91% from the operating loss of $(83,940) during the same period in 1995. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year due to increases in the number of subscribers to ARInternet.

Interest and other expenses decreased $29,641 or 98%, from $30,201 for the quarter ended August 31, 1995, to $560 during the quarter ended August 31, 1996. The decrease was primarily related to the fact that the Company eliminated consulting expenses incurred during the same period in 1995 in conjunction with the issuance of common stock by the Company.

The Company sustained a loss from continuing operations of $(23,569) for the quarter ended August 31, 1996, compared to a loss from continuing operations of $(140,661) during the same period in 1995. The was the result of improved operating margins from both ARS and ARInternet, as well as the lack of any consulting expenses related to the issuance of stock awards.

Loss per common share from continuing operations decreased from $(0.02) in 1995 to $(0.00) in 1996, as a result of the reduced loss for the current fiscal quarter when compared to the same period in 1995.


From Discontinued Operations
----------------------------
ARM's revenues for the quarter ended August 31, 1996, were $1,928,665, or (10)% below revenues of $2,152,516 for the same period during 1995. The decrease in revenues during the quarter ended August 31, 1996, of $223,851 is primarily attributable to a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the quarter ended August 31, 1995.

ARM's direct cost of services decreased $99,459 or 7%, from $1,341,261 during the quarter ended August 31, 1995, to $1,241,802 during the same period in 1996. ARM's decrease in direct costs consisted of a decrease in direct labor and a decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters.

ARM's indirect operating costs decreased $127,791 or 25%, from $517,581 during the quarter ended August 31, 1995, to $389,790 during the quarter ended August 31, 1996. This decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff.

ARM's general and administrative ("G&A") expenses decreased $28,673 or 13%, from $221,400 in 1995, to $192,727 during 1996. The decrease in ARM's G&A expenses was directly attributable to the reduction in ARM's G&A staff for the current fiscal period when compared to the previous year.

As a result of the foregoing, ARM realized an operating income for the quarter ended August 31, 1996, of $104,346 compared to an operating income of $72,274 for the same period during 1995. The $32,072 increase in ARM's 1996 operating margin was primarily related to an increase in fees realized on ARM's contracts, due to the lower indirect rates realized by ARM during 1996.

ARM's interest and other expenses decreased $81,165 or 64%, from $126,093 for the quarter ended August 31, 1995, to $44,928 during the quarter ended August 31, 1996. Net interest expense decreased $42,062 or 52% from 1995. The decrease in interest costs was the result of ARM not accruing any interest on either the delinquent employee 401(k) contributions nor the unpaid federal withholding taxes during the quarter ended August 31, 1996, when compared to the same period in 1995. Other expenses also decreased $39,103 during the quarter ended August 31, 1996. This was primarily due the fact that ARM did not record any penalties during the current period as a result of the Company filing for protection under Chapter 11 of the United States Bankruptcy Code, which stays these expenses.

ARM sustained a net profit before income taxes of $11,922 for the quarter ended August 31, 1996, compared to a net loss of $(53,819) during the same period last year. The primary reasons for this improvement were the increase in operating margins together with lower interest and penalty costs realized during 1996.


LIQUIDITY AND CAPITAL RESOURCES - 1996 COMPARED TO 1995
-------------------------------------------------------
Total assets decreased $25,632 or 1%, from $1,797,620 at May 31, 1996, to $1,771,984 at August 31, 1996. Total liabilities on the other hand decreased from $3,899,769 to $3,885,780 over the same period, a decrease of $13,989.

The most significant reason for the decrease in total assets was the decrease in accounts receivable, offset by the increase in cash and other current assets. At August 31, 1996, the Company had $1,182,758 and $298,241 in billed and unbilled receivables, respectively. Billed receivables increased $91,896 or 8% from May 31, 1996, while unbilled receivables decreased $135,583 or 31% from May 31, 1996. The increase in billed accounts receivable was primarily the result of a delay in the receipt of customer receipts realized on two contracts (which were subsequently received during September, 1996), offset by a decrease in the average amount billed due to the decrease in revenues. The decrease in unbilled accounts receivable related to a decrease in the amount of work that was unbilled of zero days at August 31, 1996, compared to four days at May 31, 1996.

The most significant reason for the $133,497 increase in collectively post-petition liabilities was increases in accounts payable and accrued salaries and benefits which increased $209,857 from May 31, 1996 to August 31, 1996, offset by the decrease in notes payable. The increase in post-petition accounts payable related to the professional fees incurred as a result of ARM filing for protection under Chapter 11 of the Bankruptcy Code, which cannot be paid without bankruptcy court approval. The increase in post-petition accrued salaries and related benefits was directly related to the increase in accrued payroll which totaled ten days at August 31, 1996, compared to only five days at May 31, 1996.

The decrease in pre-petition liabilities of $(147,486) consists of decreases of: $(63,828) in accounts payable, $(34,216) in accrued salaries and related benefits, and $(49,442) of accrued payroll taxes and withholdings. The decrease in pre-petition accounts payable resulted from two customers offsetting their pre-petition receivable claims against their pre-petition payable claims. These two customers were both customers and vendors of ARM, and according to bankruptcy rules, have the right to offset amounts owed to them by the amounts owed by them. The decrease in pre-petition accrued salaries and benefits related to the decrease in pre-petition accrued vacation, the payment for which was authorized by a bankruptcy court order. The decrease in pre-petition accrued taxes and withholdings represented $45,000 of monthly payments being made by ARM to the IRS under court order, plus the collection of a $4,442 pre-petition accounts receivables which was to be paid to the IRS as part of the same court order.

The Company's working capital deficit remained relatively the same during the three months ended August 31, 1996. At August 31, 1996, the working capital deficit was $(2,273,810) compared to a deficit of $(2,269,812) at May 31, 1996.


Filing of Chapter 11 Petition by ARM
------------------------------------
Because ARM was in default under its December 1, 1995, installment agreement with the IRS, the Company's assets were subject to immediate seizure and possible sale by the IRS. To that end, on April 1, 1996, the IRS issued Levy Notices to ARM's bank, financing company and the majority of its customers. On April 2, 1996, the IRS attempted to close ARM. As a result, on April 2, 1996, ARM was forced to file for protection under Chapter 11 of the United States Bankruptcy Code.

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April, 1996, towards its arrearage with the IRS. The April payment consisted of $13,600 in cash seized by the IRS on April 1, 1996. Future monthly payments will be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $136,700 and consisted of final vouchers on 14 old contracts). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.


Sale of ARM's Government Contracts
----------------------------------
ARM informed the Bankruptcy Court and the IRS that it would continue to pursue the sale of ARM's business. To that end, ARM placed ads in several newspapers, including The Wall Street Journal. ARM received approximately 34 inquires to these ads. During May and June 1996, the Company sent information about ARM to 18 Companies and held serious discussions with 7 Companies concerning the sale of ARM's assets.

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

       PURCHASED ASSETS                           EXCLUDED ASSETS
       ----------------                           ---------------
- All contracts rights (including          - ARM's charter and status as a
  project contracts),                        corporation, its minute book,
- All inventory,                             stock transfer records, and
- All books and records,                     similar records relating to ARM's
- All furniture, fixtures and                organization, existence or
  equipment,                                 capitalization, and the capital
- All proprietary rights (patents,           stock of ARM,
  etc.),                                   - Billed accounts receivable as of
- All unbilled accounts receivables as       closing,
  of the closing date.                     - Intercompany receivables,
                                           - ARM's rights to occupy real
                                             property pursuant to leases of
                                             real property and any leasehold
                                             improvements made thereto,
                                           - Any other property identified by
                                             the Purchaser prior to the
                                             closing.

During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract was submitted to the Bankruptcy Court for approval on September 26, 1996, and was signed on October 4, 1996. The sale is subject to the successful novation of ARM's government contracts. This is expected to take approximately 60 to 90 days from contract execution. The sale must also be approved by a majority of the Company's shareholders. The Company plans to submit the matter to a vote at the Company's Annual Meeting of Shareholders currently scheduled for October 30, 1996. Upon notification of the government's novation approval, and approval of the Company's shareholders, the sale will be completed.


Plan of Reorganization/Payment and Pre-Petition Liabilities
-----------------------------------------------------------
In the event that the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of the outstanding accounts receivables (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the amounts owed to the employees for accrued vacation (up to $325,000), the amount owed to the 401(k) Plan as of April 2, 1996, of approximately $676,000, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 3) the principal portions of the tax amounts owed to both the IRS and various state authorities. In addition, it appears that the various taxing authorities will receive a portion of the pre-petition penalties and interest, but not the full amount. Although these are the current expectations, there can be no assurances that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.


Collection of the Inter-Company Amounts owed to ARM
---------------------------------------------------
As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of August 31, 1996, ARS has only one full-time employee and its sales are minimal. As a result, ARS still has not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations as of May 31, 1996. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.


Impact on ARC after the Sale of ARM is Completed
------------------------------------------------
During the fiscal year ended May 31, 1996, ARM's operations constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From April 2, 1996 on, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of August 31, 1996, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurances of this.

The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operations are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. On October 3, 1996, the landlord offered to remove the portion of space currently occupied by ARM from the Company's lease, in return for a payment of approximately $64,000, $14,000 of which would be due immediately upon signing the lease amendment and the balance in equal monthly installments over the balance of the lease. The Company is currently considering the landlord's offer but, to date, has made no commitment to the landlord. In addition, ARC will continue to incur expenses to maintain its status as a public company.

The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.6 million at August 31, 1996, will be either liquidated or discharged. This will decrease the Company's interest and penalties costs that it had been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


INFLATION
---------
The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.




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


                                 APPLIED RESEARCH CORPORATION


Date:     October 21, 1996       By:   Dr. S.P.S. Anand
          ----------------             -------------------------------------
                                       Dr. S.P.S. Anand
                                       President and Chief Executive Officer


Date:     October 21, 1996       By:   Dennis H. O'Brien
          -----------------            -------------------------------------
                                       Dennis H. O'Brien
                                       Vice President and Chief Financial
                                       Officer