Form 10QSB
period 1996-11-30
APPLIED RESEARCH CORP
filed 1997-01-17
CIK 794876

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

                                      OR

       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from

                        Commission file number 01-10076

                         APPLIED RESEARCH CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     Colorado                                         86-0585693
---------------------                            --------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)


     8201 Corporate Drive, Suite 1120, Landover, Maryland               20785
     ----------------------------------------------------               ------
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

As of January 14, 1997, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [ X ]

                                  FORM 10-QSB

                         APPLIED RESEARCH CORPORATION

                                     INDEX


   Part I:  FINANCIAL INFORMATION                                     PAGE NO.
   ______   _____________________                                     ________

   Item 1   Financial Statements

         Condensed Consolidated Balance Sheets -
            November 30, 1996 (unaudited) and May 31, 1996           3-4

         Condensed Consolidated Statements of Operations -
            Three months ended November 30, 1996 and 1995
            (unaudited)                                                5

         Condensed Consolidated Statements of Operations -
            Six months ended November 30, 1996 and 1995
            (unaudited)                                                6

         Condensed Consolidated Statements of Cash Flows -
            Six months ended November 30, 1996 and 1995
            (unaudited)                                              7-8

         Notes to Condensed Consolidated Financial Statements       9-14

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14-23

   Part II: OTHER INFORMATION

   Item 1   Legal Proceedings                                         24

   Item 2   Changes in Securities                                     24

   Item 3   Defaults Upon Senior Securities                           24

   Item 4   Submission of Matters to a Vote of Security Holders       24

   Item 5   Other Information                                         24

   Item 6   Exhibits and Reports on Form 8-K                          24

   Signatures                                                         25

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                November 30,      May 31,
                                                    1996           1996
                                                 (Unaudited)     (Audited)
                                                ------------   ------------
ASSETS
------
CURRENT ASSETS
  Cash                                          $   228,851    $    78,689
  Accounts receivable, net                        1,326,488      1,524,685
  Inventory, at cost                                    222          1,492
  Other current assets                               18,951         21,093
                                                ------------   ------------
TOTAL CURRENT ASSETS                              1,574,512      1,625,959

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                           167,405        167,405
  Computer equipment                                478,952        462,206
  Laboratory equipment                              121,426        121,426
  Leasehold improvements                             22,322         22,322
                                                ------------   ------------
                                                    790,105        773,359
  Less accumulated depreciation and amortization    677,962        640,589
                                                ------------   ------------
NET PROPERTY AND EQUIPMENT                          112,143        132,770

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                       28,965         32,276

OTHER ASSETS                                          7,359          6,615
                                                ------------   ------------
TOTAL ASSETS                                     $1,722,979     $1,797,620
                                                ===========    ===========



                         See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

                                                November 30,      May 31,
                                                    1996           1996
                                                 (Unaudited)     (Audited)
                                                ------------   ------------
LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable, current maturities          $   565,403    $   689,563
     Notes payable to officers and directors,
       current maturities                            26,100          4,000
     Accounts payable                               300,587        162,314
     Accrued salaries and benefits                  224,617        176,574
     Accrued payroll taxes and withholdings         134,629         57,143
     Other accrued liabilities                       99,635         77,665
     Billings in excess of costs and anticipated
        profits                                       9,179          9,999
     Deferred revenue                                30,035         27,635
     Income taxes payable                               411          1,411
     Provision for contract losses                   60,000         60,000
                                                ------------   ------------
  Total liabilities not subject to compromise     1,450,596      1,266,304
                                                ------------   ------------
  Liabilities subject to compromise:
     Accounts payable                               335,857        403,812
     Accrued salaries and benefits                  835,233        861,151
     Accrued payroll taxes and withholdings         815,406        930,794
     Accrued interest and penalties                 438,152        437,708
                                                ------------   ------------
  Total liabilities subject to compromise          2,424,648     2,633,465
                                                ------------   ------------
TOTAL CURRENT LIABILITIES                         3,875,244      3,899,769
                                                ------------   ------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value, 40,000,000
  shares authorized, none issued                          -              -
Common stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares
  issued and 6,311,083 shares outstanding             3,155          3,155
Capital in excess of par value                    1,140,529      1,140,529
Accumulated deficit                              (3,295,949)    (3,245,833)
                                                ------------   ------------
TOTAL STOCKHOLDERS' DEFICIT                      (2,152,265)    (2,102,149)
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $ 1,722,979      $1,797,620
                                                ===========    ===========

                         See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                    1996           1995
                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------
Revenue                                           $ 127,285      $ 130,818

Operating costs and expenses:
  Direct cost of services                            42,822         58,129
  Indirect operating costs                                -         14,086
  General & administrative expenses                  97,030        164,744
                                                  ----------     ----------
Total operating costs and expenses                  139,852        236,959
                                                  ----------     ----------
Operating loss from continuing operations           (12,567)      (106,141)

Other expense:
  Interest expense, net                                 138            110
  Consulting expense associated with stock awards         -         59,375
  Penalties                                           1,358            804
  Other, net                                            152              -
                                                  ----------     ----------
Total other expense                                   1,648         60,289
                                                  ----------     ----------
Loss before discontinued operations,
  reorganization items and income taxes             (14,215)      (166,430)

Profit (loss) from discontinued operations
  before reorganization items                        15,069        (61,723)
Reorganization items:
  Professional fees                                 (39,323)             -
                                                  ----------     ----------
Profit (loss) from discontinued operations          (24,254)       (61,723)
                                                  ----------     ----------
Loss before income taxes                            (38,469)      (228,153)

Income taxes                                              -              -
                                                  ----------     ----------
Net loss                                           $(38,469)     $(228,153)
                                                  ==========     ==========
Net loss per common share:
  Loss before discontinued operations              $      -         $(0.03)
  Loss from discontinued operations                       -          (0.01)
                                                  ----------     ----------
Net loss per common share                         $  (0.01)      $   (0.04)
                                                  ==========     ==========
Weighted average number of shares outstanding     6,311,083      6,294,599
                                                  =========      =========

                         See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                    1996           1995
                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------
Revenue                                           $ 271,041      $ 296,148

Operating costs and expenses:
  Direct cost of services                           100,534        157,909
  Indirect operating costs                                -         30,018
  General & administrative expenses                 206,083        324,822
                                                  ----------     ----------
Total operating costs and expenses                  306,617        512,749
                                                  ----------     ----------
Operating loss from continuing operations           (35,576)      (216,601)

Other expense:
  Interest expense, net                                 116            623
  Consulting expense associated with stock awards         -         89,063
  Penalties                                           1,626            804
  Other, net                                            466              -
                                                  ----------     ----------
Total other expense                                   2,208         90,490
                                                  ----------     ----------
Loss before discontinued operations,
  reorganization items and income taxes             (37,784)      (307,091)

Profit (loss) from discontinued operations
  before reorganization items                        78,237       (115,542)
Reorganization items:
  Professional fees                                 (90,569)             -
                                                  ----------     ----------
Loss from discontinued operations                   (12,332)      (115,542)
                                                  ----------     ----------
Loss before income taxes                            (50,116)      (422,633)

Income taxes                                              -              -
                                                  ----------     ----------
Net loss                                           $(50,116)     $(422,633)
                                                  ==========     ==========
Net loss per common share:
  Loss before discontinued operations                $(0.01)        $(0.05)
  Loss from discontinued operations                      --          (0.02)
                                                  ----------     ----------
Net loss per common share                            $(0.01)        $(0.07)
                                                  ==========     ==========
Weighted average number of shares outstanding     6,311,083      6,118,551
                                                  =========      =========

                         See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                        1996           1995
                                                     (Unaudited)    (Unaudited)
                                                    ------------   ------------

Cash flows from operating activities:
  Cash received from customers                       $4,439,049     $4,801,953
  Cash paid to suppliers and employees               (4,001,658)    (4,349,845)
  Interest paid                                         (76,854)      (137,168)
  Income taxes paid                                      (1,000)       (11,310)
                                                    ------------   ------------
    Net cash provided from operating activities
      before reorganization items                       359,537        303,630
                                                    ------------   ------------
    Operating cash flows from reorganization items:
      Professional fees paid for services rendered
        in connection with the Chapter 11 proceeding    (90,569)             -
                                                    ------------   ------------
  Net cash used by reorganization items                (90,569)               -
                                                    ------------   ------------
  Net cash provided from operating activities           268,968        303,630
                                                    ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                  (16,746)       (46,655)
                                                    ------------   ------------
Net cash used in investing activities                   (16,746)       (46,655)
                                                    ------------   ------------
Cash flows from financing activities:
  Proceeds from loans from officers and directors        22,100              -
  Proceeds of loans from receivables assignment
    - pre-petition                                            -      3,374,384
  Proceeds of loans from receivables assignment
    - post-petition                                   3,251,996              -
  Repayment of loans from receivables assignment
    - pre-petition                                            -     (3,627,022)
  Repayment of loans from receivables assignment
    - post-petition                                  (3,376,156)             -
  Repayment of equipment loan - pre-petition                  -         (7,552)
                                                    ------------   ------------
  Net cash used in financing activities                (102,060)      (260,190)
                                                    ------------   ------------
Net increase in cash                                    150,162         (3,215)

Cash at the beginning of period                          78,689         15,028
                                                    ------------    -----------
Cash at the end of period                           $   228,851    $    11,813
                                                    ===========    ===========

                                   CONTINUED

                         See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                        1996           1995
                                                     (Unaudited)    (Unaudited)
                                                      ----------    -----------
Reconciliation of net loss to net cash
  provided from operating activities:

Net loss                                              $ (50,116)     $(422,633)

Adjustments to reconcile net loss to net cash
  provided from operating activities:
  Depreciation                                           37,373         39,001
  Amortization                                            3,311         10,151
  Consulting expense associated with
    common stock awards                                       -         89,063
  Changes in assets and liabilities:
    Decrease in accounts receivable                     198,197        243,258
    Decrease in inventory                                 1,270          1,609
    Decrease in other current assets                      2,142          2,610
    Increase in intangible assets                             -           (695)
    Increase in other assets                               (744)        (2,500)
    Increase (decrease) in accounts payable
      - pre-petition                                    (67,955)        88,703
    Increase in accounts payable - post-petition        138,273              -
    Increase (decrease) in accrued salaries
      and benefits - pre-petition                       (25,918)        11,477
    Increase in accrued salaries and benefits
      - post-petition                                    48,043              -
    Increase (decrease) in accrued payroll taxes and
      withholdings - pre-petition                      (115,388)       244,098
    Decrease in accrued payroll taxes and withholdings
      - post-petition                                    77,486              -
    Increase in other accrued liabilities - pre-petition    444         45,800
    Increase in other accrued liabilities
      - post-petition                                    21,970              -
    Decrease in billings in excess of costs
      and anticipated profits                              (820)       (40,982)
    Increase in deferred revenue                          2,400          5,980
    Decrease in income taxes payable                     (1,000)       (11,310)
                                                      ----------     ----------
Net cash provided from operating activities           $ 268,968      $ 303,630
                                                      =========      =========

                         See accompanying notes to the
                  condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------
     The condensed consolidated balance sheet as of November 30, 1996, the condensed consolidated statements of operations for the three months and six months ended November 30, 1996, and the condensed consolidated statements of cash flows for the six months ended November 30, 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996, and for all periods presented, have been made.

     The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at November 30, 1996, no minority interest has been provided.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1996. The results of operations for the period ended November 30, 1996, are not necessarily indicative of the operating results for the full year.

2.   LOSS PER COMMON SHARE
     ---------------------
     Loss per share of common stock has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.

3.   RECLASSIFICATIONS
     -----------------
     Certain amounts in the condensed consolidated balance sheet as of May 31, 1996, the condensed consolidated statements of operations for the three and six months ended November 30, 1995, and the condensed consolidated statements of cash flows for the six months then ended have been reclassified to conform to the November 30, 1996, presentation.

4.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF ARM AND
     --------------------------------------------------------------
     MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
     -------------------------------------------------
     On April 2, 1996, ARM (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the condensed financial statements for November 30, 1996 as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, including the Debtor's accounts receivable.

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as to continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender - see Note 5) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Future monthly payments will be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $136,700 and consisted of final vouchers on 14 old contracts).
In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

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

     SALE OF ARM'S GOVERNMENT CONTRACTS
     ----------------------------------
     On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, which was scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive bidding, an offer was accepted for $2.1 Million. The following is a list of the purchased and excluded assets:

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

     During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale is subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of the novation is expected to take approximately 60 to 90 days from submission. The sale was also required to be approved by a majority of the Company's shareholders. On October 30, 1996, the Company conducted the Annual Meeting of Shareholders, at which a majority of the Company's shareholders approved the sale. Upon notification of the government's novation approval the sale will be completed.

     PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
     -----------------------------------------------------------
     In the event that the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of the outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the amounts owed to the employees for accrued vacation (up to $325,000), the amount owed to the 401(k) Plan as of April 2, 1996, of approximately $676,000, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 3) the principal portions of the tax amounts owed to both the IRS and the various state authorities. In addition, it appears that various taxing authorities will receive a portion of the pre-petition penalties and interest, but not the full amount. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

     COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
     ---------------------------------------------------
     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of November 30, 1996, ARS has only one part-time employee and its sales are minimal. As a result, ARS still has not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations during the current fiscal year. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

     IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED
     ------------------------------------------------
     During the fiscal year ended May 31, 1996, ARM's operations constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Prior to the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From April 2, 1996 on, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without an infusion of cash or a substantial increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of November 30, 1996, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

     The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operations are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective January 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. The landlord and the Company have been negotiating to relieve the Company of the remaining space (5,011 as of January 1, 1997, and the remainder when the ARM sale is completed). The landlord's last offer in this regard was that it would do so for a total payment of approximately $56,000, $13,600 of which would be due at the time of signing the lease amendment and the balance in equal installments over the remainder of the lease. The Company countered this proposal, which counteroffer is currently being considered by the Landlord. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

     The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.6 million at November 30, 1996, will be either liquidated or discharged. This will decrease the interest and penalty costs the Company has been incurring. If ARS' and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.

5.   DISCONTINUED OPERATIONS
     -----------------------
     Because the Bankruptcy Court has approved the sale of substantially all of the assets of ARM, results from operations for ARM have been shown as discontinued operations for the three and six months ended November 30, 1996 and 1995.

     A summary of ARM's results from operations for the three and six months ended November 30, 1996 and 1995 are shown below:

                                                  1996          1995
                                               (Unaudited)   (Unaudited)
                                               ------------ ------------
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995:
Revenue                                        $2,039,567    $2,145,034

Operating costs and expenses:
  Direct cost of services                       1,257,494     1,325,106
  Indirect operating costs                        454,880       498,742
  General & administrative expenses               268,507       252,288
                                              ------------  ------------
Total operating costs and expenses              1,980,881     2,076,136
                                              ------------  ------------
Operating profit from discontinued operations      58,686        68,898

Other expense:
  Interest expense, net                            36,345       104,394
  Other, net                                        7,272        26,227
                                              ------------  ------------
Total other expense                                43,617       130,621
                                              ------------  ------------
Profit (loss) from discontinued operations
  before reorganization items                      15,069       (61,723)
Reorganization items - professional fees          (39,323)            -
                                              ------------  ------------
Profit (loss) from discontinued operations    $   (24,254)  $   (61,723)
                                              ===========   ============

SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995:
Revenue                                        $3,968,232    $4,297,550

Operating costs and expenses:
  Direct cost of services                       2,499,296     2,666,367
  Indirect operating costs                        844,670     1,016,322
  General & administrative expenses               461,234       473,689
                                              ------------  ------------
Total operating costs and expenses              3,805,200     4,156,378
                                              ------------  ------------
Operating profit from discontinued operations     163,032       141,172

Other expense:
  Interest expense, net                            74,760       184,871
  Other, net                                       10,035        71,843
                                              ------------  ------------
Total other expense                                84,795       256,714
                                              ------------  ------------
Profit (loss) from discontinued operations
  before reorganization items                      78,237      (115,542)
Reorganization items - professional fees          (90,569)            -
                                              ------------  ------------
Loss from discontinued operations             $   (12,332)  $  (115,542)
                                              ===========   ============

6.   SUPPLEMENTAL SEGMENT INFORMATION

     The Company's continuing operations have been classified into two business segments:

Sales to unaffiliated customers:

                                       ARS        ARInternet    Consolidated
                                   ----------     ----------    ------------
     QUARTER ENDED:
     -------------
     November 30, 1996                $21,611       $105,674      $127,285
     November 30, 1995                $64,684      $  66,134      $130,818

     SIX MONTHS ENDED:
     ----------------
     November 30, 1996              $  53,445       $217,596      $271,041
     November 30, 1995               $187,070       $109,078      $296,148


Operating income (loss) from continuing operations before other income (expense) and income taxes:


     QUARTER ENDED:
     -------------
     November 30, 1996             $  (5,787)      $  (6,780)   $  (12,567)
     November 30, 1995              $(39,966)       $(66,175)    $(106,141)

     SIX MONTHS ENDED:
     ----------------
     November 30, 1996              $(20,854)     $  (14,722)   $  (35,576)
     November 30, 1995              $(66,486)      $(150,115)    $(216,601)


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS FROM OPERATIONS


OVERVIEW
---------
     Applied Research Corporation ("the Company") is comprised of two wholly owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority owned subsidiary, ARInternet Corporation ("ARInternet"). ARM currently consists of three unincorporated divisions:
Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's discussion and analysis of financial condition and results of operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the footnotes thereto.

RESULTS FROM OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO 1995
-------------------------------------------------------------------------------

FROM CONTINUING OPERATIONS

     The Company's revenues for the quarter ended November 30, 1996, were $127,285, or (3)% below revenues of $130,818 for the same period during 1995. The decrease in revenues during the quarter ended November 30, 1996, of $3,533 is primarily attributable to the decrease in ARS's revenues of $43,073 or 67% when compared with revenues of $64,684 generated during the same period in 1995. ARInternet's revenues were $105,674, an increase of $39,540 over the previous year, and partially offset the declines experienced by ARS.

     The Company's direct cost of services decreased $15,307 or 26%, from $58,129 during the quarter ended November 30, 1995, to $42,822 during the same period in 1996. Of this amount, ARS decreased $20,174 while ARInternet's cost of services increased $4,867. The decrease in direct costs of ARS was primarily related to the lower sales for the quarter and a decrease in the amount of amortization of previously capitalized software development costs, compared to the same period in 1995. The increase in ARInternet's direct costs of sales was the direct result of increased sales during the current period.

     Indirect operating costs decreased $14,086 or 100%, from $14,086 during the quarter ended November 30, 1995, to $0 during the quarter ended November 30, 1996. The entire decrease was directly related to a decrease by ARS in technical staff which occurred during the second half of the previous fiscal year.

     General and administrative ("G&A") expenses decreased $67,714 or 41%, from $164,744 in 1995, to $97,030 during 1996. Most notably, the G&A expenses associated with ARS decreased $42,991, while ARInternet's G&A expenses decreased $24,723 during the quarter. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1996 when compared to the same period in 1995.

     As a result of the foregoing, the Company realized an operating loss from continuing operations for the quarter ended November 30, 1996, of $(12,567) compared to an operating loss of $(106,141) for the same period during 1995. ARS posted an operating loss of $(5,787) for the quarter ended November 30, 1996, which loss represented an improvement of $34,179 or 86% from the operating loss of $(39,966) during the same period in 1995. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet's posted an operating loss of $(6,780) for the quarter ended November 30, 1996, which loss represented an improvement of $59,395 or 90% from the operating loss of $(66,175) during the same period in 1995. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year due to increases in the number of subscribers to ARInternet.

     Interest and other expenses decreased $58,641 or 97%, from $60,289 for the quarter ended November 30, 1995, to $1,648 during the quarter ended November 30, 1996. The decrease was primarily related to the fact that the Company eliminated consulting expenses incurred during the same period in 1995 in conjunction with the issuance of common stock by the Company.

     The Company sustained a loss from continuing operations of $(14,215) for the quarter ended November 30, 1996, compared to a loss from continuing operations of $(166,430) during the same period in 1995. This reduction in losses from continuing operations was the result of improved operating margins from both ARS and ARInternet, as well as the lack of any consulting expenses related to the issuance of stock awards.

     Loss per common share from continuing operations decreased from $(0.03) in 1995 to $(0.00) in 1996, as a result of the reduced loss for the current fiscal quarter when compared to the same period in 1995.

FROM DISCONTINUED OPERATIONS

     ARM's revenues for the quarter ended November 30, 1996, were $2,039,567, or (5)% below revenues of $2,145,034 for the same period during 1995. The decrease in revenues during the quarter ended November 30, 1996, of $105,467 is primarily attributable to a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the quarter ended November 30, 1995.

     ARM's direct cost of services decreased $67,612 or 5%, from $1,325,106 during the quarter ended November 30, 1995, to $1,257,494 during the same period in 1996. ARM's decrease in direct costs consisted of a decrease in direct labor and a decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters.

     ARM's indirect operating costs decreased $43,862 or 9%, from $498,742 during the quarter ended November 30, 1995, to $454,880 during the quarter ended November 30, 1996. This decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff.

     ARM's general and administrative ("G&A") expenses increased $16,219 or 6%, from $252,288 in 1995, to $268,507 during 1996. The increase in ARM's G&A expenses was directly attributable to the increase in professional fees. This was partially offset by a reduction in ARM's G&A staff for the current fiscal period when compared to the previous year.

     As a result of the foregoing, ARM realized operating income for the quarter ended November 30, 1996, of $58,686 compared to operating income of $68,898 for the same period during 1995. The $10,212 decrease in ARM's 1996 operating margin was primarily related to a decrease in fees realized on ARM's contracts, due to the higher indirect rates realized by ARM during 1996, in particular its general and administrative expenses.

     ARM's interest and other expenses decreased $87,004 or 67%, from $130,621 for the quarter ended November 30, 1995, to $43,617 during the quarter ended November 30, 1996. Net interest expense decreased $68,049 or 65% from 1995. The decrease in interest costs was the result of ARM not accruing any interest on either the delinquent employee 401(k) contributions nor the unpaid federal withholding taxes during the quarter ended November 30, 1996, when compared to the same period in 1995. Other expenses also decreased $18,955 during the quarter ended November 30, 1996. This was primarily due to the fact that ARM did not record any penalties during the current period because the accrual of penalties is stayed as a result of the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

     ARM sustained a net loss before income taxes of $(24,454) for the quarter ended November 30, 1996, compared to a net loss of $(61,723) during the same period last year. The primary reasons for this improvement were the lower interest and penalty costs realized during 1996, offset by the increase in bankruptcy related professional fees.

RESULTS FROM OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO 1995
-----------------------------------------------------------------------------

FROM CONTINUING OPERATIONS

     The Company's revenues for the six months ended November 30, 1996, were $271,041, or (8)% below revenues of $296,148 for the same period during 1995. The decrease in revenues during the six months ended November 30, 1996, of $25,107 is primarily attributable to the decrease in ARS's revenues of $133,625 or 71% when compared with revenues of $187,070 generated during the same period in 1995. ARInternet's revenues were $217,596, an increase of $108,518 or 99%, over the previous year, and partially offset the declines experienced by ARS.

     The Company's direct cost of services decreased $57,375 or 36%, from $157,909 during the six months ended November 30, 1995, to $100,534 during the same period in 1996. Of this amount, ARS decreased $75,975 while ARInternet's cost of services increased $18,600. The decrease in direct costs of ARS was primarily related to the lower sales for the quarter and a decrease in the amount of amortization of previously capitalized software development costs, compared to the same period in 1995. The increase in ARInternet's direct costs of sales was the direct result of increased sales during the current period.

     Indirect operating costs decreased $30,018 or 100%, from $30,018 during the six months ended November 30, 1995, to $0 during the six months ended November 30, 1996. The entire decrease was directly related to a decrease by ARS in technical staff which occurred during the second half of the previous fiscal year.

     General and administrative ("G&A") expenses decreased $118,739 or 37%, from $324,822 in 1995, to $206,083 during 1996. Most notably, the G&A expenses associated with ARS decreased $73,263 or 67%, while ARInternet's G&A expenses decreased $45,476 or 21%, during the six months ended November 30, 1996. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1996 when compared to the same period in 1995.

     As a result of the foregoing, the Company realized an operating loss from continuing operations for the six months ended November 30, 1996, of $(35,576) compared to an operating loss of $(216,601) for the same period during 1995. ARS posted an operating loss of $(20,854) for the six months ended November 30, 1996, which loss represented an improvement of $45,632 or 69% from the operating loss of $(66,486) during the same period in 1995. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(14,722) for the six months ended November 30, 1996, which loss represented an improvement of $135,393 or 90% from the operating loss of $(150,115) during the same period in 1995. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year due to increases in the number of subscribers to ARInternet.

     Interest and other expenses decreased $88,282 or 98%, from $90,490 for the six months ended November 30, 1995, to $2,208 during the six months ended November 30, 1996. The decrease was primarily related to the fact that the Company eliminated consulting expenses incurred during the same period in 1995 in conjunction with the issuance of common stock by the Company.

     The Company sustained a loss from continuing operations of $(37,784) for the six months ended November 30, 1996, compared to a loss from continuing operations of $(307,091) during the same period in 1995. This reduction in losses from continuing operations was the result of improved operating margins from both ARS and ARInternet, as well as the lack of any consulting expenses related to the issuance of stock awards.

     Loss per common share from continuing operations decreased from $(0.05) in 1995 to $(0.01) in 1996, as a result of the reduced loss for the current fiscal quarter when compared to the same period in 1995.

FROM DISCONTINUED OPERATIONS

     ARM's revenues for the six months ended November 30, 1996, were $3,968,232, or (8)% below revenues of $4,297,550 for the same period during 1995. The decrease in revenues during the six months ended November 30, 1996, of $329,318 is primarily attributable to a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the six months ended November 30, 1995.

     ARM's direct cost of services decreased $167,071 or 6%, from $2,666,367 during the six months ended November 30, 1995, to $2,499,296 during the same period in 1996. ARM's decrease in direct costs consisted of a decrease in direct labor and a decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters.

     ARM's indirect operating costs decreased $171,652 or 17%, from $1,016,322 during the six months ended November 30, 1995, to $844,670 during the six months ended November 30, 1996. This decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff.

     ARM's general and administrative ("G&A") expenses decreased $12,455 or 3%, from $473,689 in 1995, to $461,234 during 1996. The decrease in ARM's G&A expenses was directly attributable to the reduction in ARM's G&A staff for the current fiscal period when compared to the previous year.

     As a result of the foregoing, ARM realized operating income for the six months ended November 30, 1996, of $163,032 compared to operating income of $141,172 for the same period during 1995. The $21,860 increase in ARM's 1996 operating margin was primarily related to a increase in fees realized on ARM's contracts, due to the fewer contract overruns realized by ARM during 1996.

     ARM's interest and other expenses decreased $171,919 or 67%, from $256,714 for the six months ended November 30, 1995, to $84,795 during the six months ended November 30, 1996. Net interest expense decreased $110,111 or 60% from 1995. The decrease in interest costs was the result of ARM not accruing any interest on either the delinquent employee 401(k) contributions nor the unpaid federal withholding taxes during the six months ended November 30, 1996, when compared to the same period in 1995. Other expenses also decreased $61,808 during the six months ended November 30, 1996. This was primarily due to the fact that ARM did not record any penalties during the current period because the accrual of penalties is stayed as a result of the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

     ARM sustained a net loss before income taxes of $(12,332) for the six months ended November 30, 1996, compared to a net loss of $(115,542) during the same period last year. The primary reasons for this improvement were the increase in operating margins together with lower interest and penalty costs realized during 1996, offset by the increase in bankruptcy related professional fees.

LIQUIDITY AND CAPITAL RESOURCES - 1996 COMPARED TO 1995
-------------------------------------------------------
     Total assets decreased $74,641 or 4%, from $1,797,620 at May 31, 1996, to $1,722,979 at November 30, 1996. Total liabilities on the other hand decreased from $3,899,769 to $3,875,244 over the same period, a decrease of $24,525.

     The most significant reason for the decrease in total assets was the decrease in accounts receivable, offset by the increase in cash and other current assets. At November 30, 1996, the Company had $842,280 and $484,208 in billed and unbilled receivables, respectively. Billed receivables decreased $248,581 or 23% from May 31, 1996, while unbilled receivables increased $50,384 or 12% from May 31, 1996. The decrease in billed accounts receivable was primarily the result of decreases in the average amount billed which, in turn, was due to decreases in revenues and increases in unbilled receivables. The increase in unbilled accounts receivable related to an increase in the amount of work that was unbilled at November 30, 1996, plus an increase in the amount of unbilled award fees on two contracts. Cash increased $150,162 during the six months ended November, 30, 1996. At November 30, 1996, ARM had $198,309 of cash that is restricted in use. Of this amount, $104,726 was held for payment of ARM's payroll related taxes, and $93,583 was being segregated in accordance with two (2) of ARM's government contracts.

     The most significant reasons for the $184,292 increase in post-petition liabilities collectively, were increases: in accounts payable of $138,273, accrued salaries and benefits of $48,043 and payroll taxes and withholdings of $77,486. The increase in accounts payable related primarily to unpaid professional fees related to the bankruptcy proceeding, which must be court approved before they can be paid. The primary reason for the increase in accrued salaries and benefits was the increase in post-petition vacation earned by employees. The increase in payroll taxes and withholdings related primarily to the payroll taxes on the payroll paid on November 29, 1996, which taxes were not due until December 4, 1996. At November 30, 1996 there was $104,726 of cash in the payroll tax cash account which was used to pay these taxes.

     The decrease in pre-petition liabilities of $(208,817) consisted of decreases of: $(67,955) in accounts payable, $(25,918) in accrued salaries and related benefits, and $(115,388) of accrued payroll taxes and withholdings.
The decrease in pre-petition accounts payable resulted from two customers offsetting their pre-petition receivable claims against their pre-petition payable claims. These two customers were both customers and vendors of ARM, and according to bankruptcy rules, have the right to offset amounts owed to them by the amounts owed by them. The decrease in pre-petition accrued salaries and benefits related to the decrease in pre-petition accrued vacation, the payment for which was authorized by a bankruptcy court order. The decrease in pre-petition accrued taxes and withholdings represented $90,000 of monthly payments being made by ARM to the IRS under court order, plus the collection of a $29,442 pre-petition accounts receivables which was to be paid to the IRS as part of the same court order.

     The Company's working capital deficit remained relatively the same during the six months ended November 30, 1996. At November 30, 1996, the working capital deficit was $(2,300,732) compared to a deficit of $(2,273,810) at May 31, 1996.

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

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April, 1996, towards its arrearage with the IRS. The April payment consisted of $13,600 in cash seized by the IRS on April 1, 1996. Future monthly payments will be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $139,700 and consisted of final vouchers on 14 old contracts). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

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

     On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval. A hearing before the Bankruptcy Court was originally scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive bidding, an offer was accepted for $2.1 Million. The following is a list of the purchased and excluded assets:

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

     During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract was submitted to the Bankruptcy Court for approval on September 26, 1996, and was signed on October 4, 1996. The sale is subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of novation is expected to take approximately 60 to 90 days from submission. The sale was also required to be approved by a majority of the Company's shareholders. On October 30, 1996, the Company conducted the Annual Meeting of Shareholders, at which a majority of the Company's shareholders approved the sale. Upon notification of the government's novation approval the sale will be completed.

PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES

     In the event that the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of the outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the amounts owed to the employees for accrued vacation (up to $325,000), the amount owed to the 401(k) Plan as of April 2, 1996, of approximately $676,000, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 3) the principal portions of the tax amounts owed to both the IRS and various state authorities. In addition, it appears that the various taxing authorities will receive a portion of the pre-petition penalties and interest, but not the full amount. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM

     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS's and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of November 30, 1996, ARS has only one part-time employee and its sales are minimal. As a result, ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations as of May 31, 1996. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED

     During the fiscal year ended May 31, 1996, ARM's operations constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations to the Purchaser and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Prior to the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From April 2, 1996 on, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of November 30, 1996, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

     The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operation are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective January 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. The landlord and the Company have been negotiating to relieve the Company of the remaining space (5,011 as of January 1, 1997, and the remainder when the ARM sale is completed). The landlord's last offer in this regard was that it would do so for a total payment of approximately $56,000, $13,600 of which would be due at the time of signing the lease amendment and the balance in equal installments over the remainder of the lease. The Company countered this proposal, which counteroffer is currently being considered by the Landlord. In addition to continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

     The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.6 million at November 30, 1996, will be either liquidated or discharged. This will decrease the interest and penalty costs that the Company has been incurring. If ARS' and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.

INFLATION
---------
     The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

                          PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS
------    -----------------
          None

ITEM 2:   CHANGES IN SECURITIES
------    ---------------------
          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
------    -------------------------------
          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
          The Annual Meeting of Stockholders of Applied Research Corporation was held on October 30, 1996, for the purpose of electing a board of directors and approval of the execution of a certain Parent Consent and Indemnification Agreement to be executed in conjunction with a sale of substantially all of the assets of the Company's wholly-owned subsidiary, Applied Research of Maryland, Inc. to Fidelity Technologies Corporation. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation.

          All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                Shares
                                 Voted       Shares
              Nominee            "FOR"     "WITHHELD"
          ------------------   ---------   ----------

          Dr. S.P.S. Anand     5,766,492     30,900
          Manjit Anand         5,766,492     30,900
          Dennis H. O'Brien    5,766,992     30,400

     The approval of the execution by the Company of that certain Parent Consent and Indemnification Agreement to be executed at the Closing in conjunction with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Applied Research of Maryland, Inc., a Maryland corporation, to Fidelity Technologies Corporation, a Pennsylvania corporation.

       Shares          Shares
        Voted           Voted          Shares
        "FOR"         "AGAINST"     "ABSTAINING"
      ---------       ---------     ------------

      4,769,794         25,200         25,350


ITEM 5:   OTHER INFORMATION
-----     ----------------------
          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------
          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 APPLIED RESEARCH CORPORATION


Date:     January 17, 1997       By:   Dr. S.P.S. Anand
          ----------------             -------------------------------------
                                       Dr. S.P.S. Anand
                                       President and Chief Executive Officer


Date:     January 17, 1997       By:   Dennis H. O'Brien
          -----------------            -------------------------------------
                                       Dennis H. O'Brien
                                       Vice President and Chief Financial
                                       Officer