Form 10QSB
period 1997-02-28
APPLIED RESEARCH CORP
filed 1997-04-22
CIK 794876

                                      FORM 10-QSB


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


              [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 1997

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

     -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]      No   [  ]

As of April 14, 1997, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [ X
]

                                      FORM 10-QSB

                             APPLIED RESEARCH CORPORATION

                                         INDEX


   Part I:    FINANCIAL INFORMATION                                 PAGE NO.
   ______     _____________________                                 ________

   Item 1     Financial Statements

              Condensed Consolidated Balance Sheets -
             February 28, 1997 (unaudited) and May 31, 1996                  3-4

              Condensed Consolidated Statements of Operations -
             Three months ended February 28, 1997 and
             February 29, 1996 (unaudited)                                     5

              Condensed Consolidated Statements of Operations -
             Nine months ended February 28, 1997 and
             February 29, 1996 (unaudited)                                     6

              Condensed Consolidated Statements of Cash Flows -
             Nine months ended February 28, 1997 and
             February 29, 1996 (unaudited)                                   7-8

              Notes to Condensed Consolidated Financial Statements          9-15


   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          14-23

   Part II:   OTHER INFORMATION

   Item 1     Legal Proceedings                                               25

   Item 2     Changes in Securities                                           25

   Item 3     Defaults Upon Senior Securities                                 25

   Item 4     Submission of Matters to a Vote of Security Holders             25

   Item 5     Other Information                                               25

   Item 6     Exhibits and Reports on Form 8-K                                25

   Signatures                                                                 26

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      February 28,       May 31,
                                                          1997            1996
                                                       (Unaudited)      (Audited)
                                                      ------------     ------------
ASSETS
------
CURRENT ASSETS
  Cash                                               $     50,447      $    78,689
  Accounts receivable, net                              1,421,019        1,524,685
  Inventory, at cost                                          222            1,492
  Other current assets                                     12,650           21,093
                                                      ------------     ------------
TOTAL CURRENT ASSETS                                    1,574,512        1,625,959

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                                 167,741          167,405
  Computer equipment                                      484,285          462,206
  Laboratory equipment                                    121,426          121,426
  Leasehold improvements                                   22,322           22,322
                                                      ------------     ------------
                                                          795,774          773,359
  Less accumulated depreciation and amortization          697,441          640,589
                                                      ------------     ------------
NET PROPERTY AND EQUIPMENT                                 98,333          132,770

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                             27,309           32,276

OTHER ASSETS                                                7,359            6,615
                                                      ------------     ------------
TOTAL ASSETS                                           $1,617,339       $1,797,620
                                                      ===========      ===========



                             See accompanying notes to the
                      condensed consolidated financial statements

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

                                                      February 28,       May 31,
                                                          1997            1996
                                                       (Unaudited)      (Audited)
                                                      ------------    ------------
LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable, current maturities                $   434,763      $   689,563
     Notes payable to officers and directors,
        current maturities                                 33,500            4,000
     Accounts payable                                     346,549          162,314
     Accrued salaries and benefits                        343,692          176,574
     Accrued payroll taxes and withholdings                64,117           57,143
     Other accrued liabilities                            127,532           77,665
     Billings in excess of costs and
        anticipated profits                                 9,179            9,999
     Deferred revenue                                      30,035           27,635
     Income taxes payable                                     381            1,411
     Provision for contract losses                         60,000           60,000
                                                      ------------     ------------
  Total liabilities not subject to compromise           1,449,748        1,266,304
                                                      ------------     ------------
  Liabilities subject to compromise:
     Accounts payable                                     336,557          403,812
     Accrued salaries and benefits                        832,475          861,151
     Accrued payroll taxes and withholdings               770,406          930,794
     Accrued interest and penalties                       445,204          437,708
                                                      ------------     ------------
  Total liabilities subject to compromise               2,384,642        2,633,465
                                                      ------------     ------------
TOTAL CURRENT LIABILITIES                               3,834,390        3,899,769
                                                      ------------     ------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value, 40,000,000
  shares authorized, none issued                                -                -
Common stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares
  issued and 6,311,083 shares outstanding                   3,155            3,155
Capital in excess of par value                          1,140,529        1,140,529
Accumulated deficit                                    (3,360,735)      (3,245,833)

                                                      ------------     ------------
TOTAL STOCKHOLDERS' DEFICIT                            (2,217,051)      (2,102,149)
                                                      ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $1,617,339       $1,797,620
                                                      ===========      ===========

                             See accompanying notes to the
                      condensed consolidated financial statements

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                          1997            1996
                                                       (Unaudited)     (Unaudited)
                                                       -----------     -----------
Revenue                                                  $142,413        $ 132,453

Operating costs and expenses:
  Direct cost of services                                  34,186           49,846
  Indirect operating costs                                      -            1,724
  General & administrative expenses                        94,671          133,631
                                                        ----------       ----------
Total operating costs and expenses                        128,857          185,201
                                                        ----------       ----------
Operating income (loss) from continuing
operations                                                 13,556          (52,748)

Other expense:
  Interest expense, net                                     1,035              (22)
  Penalties                                                   790            2,567
  Other, net                                                  (15)               -
                                                        ----------       ----------
Total other expense                                         1,810            2,545
                                                        ----------       ----------
Income (loss) before discontinued operations,
  reorganization items and income taxes                    11,746          (55,293)

Loss from discontinued operations before
  reorganization items                                    (42,208)         (74,220)
Reorganization items:
  Professional fees                                       (34,324)               -
                                                        ----------       ----------
Loss from discontinued operations                         (76,532)         (74,220)
                                                        ----------       ----------
Loss before income taxes                                  (64,786)        (129,513)

Income taxes                                                    -                -
                                                        ----------       ----------
Net loss                                                $ (64,786)       $(129,513)
                                                        ==========       ==========
Net loss per common share:
  Loss before discontinued operations                   $       -        $   (0.01)
  Loss from discontinued operations                         (0.01)           (0.01)
                                                        ----------       ----------
Net loss per common share                               $   (0.01)       $   (0.02)
                                                        ==========       ==========
Weighted average number of shares outstanding           6,311,083        6,311,083
                                                        =========        =========

                             See accompanying notes to the
                      condensed consolidated financial statements

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE MONTHS ENDED FEBRUARY 28, 1997 and FEBRUARY 29, 1996

                                                          1997            1996
                                                       (Unaudited)     (Unaudited)
                                                       -----------     -----------
Revenue                                                  $413,454        $ 428,601

Operating costs and expenses:
  Direct cost of services                                 134,720          207,755
  Indirect operating costs                                      -           31,742
  General & administrative expenses                       300,754          458,453
                                                        ----------       ----------
Total operating costs and expenses                        435,474          697,950
                                                        ----------       ----------
Operating loss from continuing operations                 (22,020)        (269,349)

Other expense:
  Interest expense, net                                     1,151              601
  Consulting expense associated with stock awards               -           89,063
  Penalties                                                 2,416            3,371
  Other, net                                                  451                -
                                                        ----------       ----------
Total other expense                                         4,018           93,035
                                                        ----------       ----------

Loss before discontinued operations,
  reorganization items and income taxes                   (26,038)        (362,384)

Income (loss) from discontinued operations before
  reorganization items                                     36,029         (189,762)
Reorganization items:
  Professional fees                                      (124,893)               -
                                                      ------------     ------------
Loss from discontinued operations                         (88,864)        (189,762)

Loss before income taxes                                 (114,902)        (552,146)

Income taxes                                                    -                -
                                                      ------------     ------------
Net loss                                              $  (114,902)     $  (552,146)
                                                      ============     ============
Net loss per common share:
Loss before discontinued operations                   $         -      $     (0.06)
Loss from discontinued operations                          (0.01)            (0.03)
                                                      ------------     ------------
Net loss per common share                             $     (0.02)     $     (0.09)
                                                      ============     ============
Weighted average number of shares outstanding           6,311,083        6,182,494
                                                        =========        =========

                             See accompanying notes to the
                      condensed consolidated financial statements

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                             1997             1996
                                                          (Unaudited)      (Unaudited)
                                                          ------------   ------------
Cash flows from operating activities:
  Cash received from customers                             $6,348,416     $6,779,377
  Cash paid to suppliers and employees                     (5,886,122)    (6,303,926)
  Interest paid                                              (116,898)      (210,148)
  Income taxes paid                                            (1,030)       (18,449)
                                                          ------------   ------------
  Net cash provided from operating activities
  before reorganization items                                 344,366        246,854
                                                          ------------   ------------
  Operating cash flows from reorganization items:
  Professional fees paid for services rendered
  in connection with the Chapter 11 proceeding               (124,893)             -
                                                          ------------   ------------
  Net cash used by reorganization items                      (124,893)             -
                                                          ------------   ------------
Net cash provided from operating activities                   219,473        246,854
                                                          ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                        (22,415)       (53,732)
                                                          ------------   ------------
Net cash used in investing activities                         (22,415)       (53,732)
                                                          ------------   ------------
Cash flows from financing activities:
  Proceeds from loans from officers and directors              29,500          4,000
  Proceeds of loans from receivables assignment -
    pre-petition                                                    -      5,685,182
  Proceeds of loans from receivables assignment -
    post-petition                                           4,622,829              -
  Repayment of loans from receivables assignment -
    pre-petition                                                    -     (5,835,026)
  Repayment of loans from receivables assignment -
    post-petition                                          (4,877,629)             -
  Repayment of equipment loan - pre-petition                        -        (41,538)
                                                          ------------   ------------
Net cash used in financing activities                        (225,300)      (187,382)
                                                          ------------   ------------
Net increase (decrease) in cash                               (28,242)         5,740

Cash at the beginning of period                                78,689         15,028
                                                          ------------   ------------
Cash at the end of period                                 $    50,447   $     20,768
                                                          ===========    ===========

                                       CONTINUED

                             See accompanying notes to the
                      condensed consolidated financial statements

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               NINE MONTHS ENDED FEBRUARY 28, 1996 and FEBRUARY 29, 1997

                                                             1997            1996
                                                          (Unaudited)     (Unaudited)
                                                           ----------     -----------
Reconciliation of net loss to net cash
  provided from operating activities:

Net loss                                                   $(114,902)      $(552,146)

Adjustments to reconcile net loss to net cash
  provided from operating activities:
  Depreciation                                                56,852          59,140
  Amortization                                                 4,967          15,227
  Consulting expense associated with
  stock awards                                                     -          89,063
  Changes in assets and liabilities:
  Decrease in accounts receivable                            103,666          23,993
  Increase (decrease) in inventory                             1,270            (303)
  Decrease in other current assets                             8,443           2,509
  Increase in intangible assets                                    -            (695)
  Increase (decrease) in other assets                           (744)         30,470
  Increase (decrease) in accounts payable -
    pre-petition                                             (67,255)         20,797
  Increase in accounts payable - post-petition               184,235               -
  Decrease in accrued salaries and benefits -
    pre-petition                                             (28,676)        (91,611)
  Increase in accrued salaries and benefits -
    post-petition                                            167,118               -
  Increase (decrease) in accrued payroll taxes
    and withholdings - pre-petition                         (160,388)        527,918
  Increase in accrued payroll taxes and
    withholdings - post-petition                               6,974               -
  Increase in other accrued liabilities -
    pre-petition                                               7,496         167,832
  Increase in other accrued liabilities -
    post-petition                                             49,867               -
  Decrease in billings in excess of costs
  and anticipated profits                                       (820)        (40,371)
  Increase in deferred revenue                                 2,400          13,480
  Decrease in income taxes payable                            (1,030)        (18,449)
                                                         ------------    ------------
Net cash provided from operating activities                $ 219,473       $ 246,854
                                                           =========       =========

                             See accompanying notes to the
                      condensed consolidated financial statements

                     APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------
     The condensed consolidated balance sheet as of February 28, 1997, the condensed consolidated statements of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, and the consolidated statements of cash flows for the nine months ended February 28, 1997 and February 29, 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1997, and for all periods presented, have been made.

     The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at February 28, 1997, no minority interest has been provided.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1996. The results of operations for the period ended February 28, 1997, are not necessarily indicative of the operating results for the full year.


2.   LOSS PER COMMON SHARE
     ---------------------
     Loss per share of common stock has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.


3.   RECLASSIFICATIONS
     -----------------
     Certain amounts in the condensed consolidated balance sheet as of May 31, 1996, the condensed consolidated statements of operations for the three and nine months ended February 29, 1996, and the condensed consolidated statements of cash flows for the nine months then ended have been reclassified to conform to the February 28, 1997, presentation.


4. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF APPLIED RESEARCH OF MARYLAND, INC. AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
     -----------------------------------------------------------------------
     On April 2, 1996, Applied Research of Maryland, Inc. ("ARM", also referred to as "the Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland (the "Bankruptcy Filing"). ARC, ARS and ARInternet have not filed for relief under the federal bankruptcy laws. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the condensed financial statements for February 28, 1997 as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, including the Debtor's accounts receivable.

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as to continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender - see Note
5) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Future monthly payments have been and continue to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $136,700 and consisted of final vouchers on 14 old contracts). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

     The Debtor has determined that there exists insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations, most notably the installment obligation due to the IRS prior to the filing of the petition. However, as a result of the Bankruptcy Filing, the Debtor is not longer accruing interest on pre-petition obligations, except the amounts owed CFC.


     SALE OF ARM'S GOVERNMENT CONTRACTS
     ----------------------------------
     On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, a hearing on which was originally scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive bidding, an offer was accepted for $2.1 Million.

     During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale also required the approval of a majority of the Company's shareholders. On October 30, 1996, at the Company's Annual Meeting of Shareholders, a majority of the Company's shareholders approved the sale. The sale was also subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of the novation was expected to take approximately 60 to 90 days from submission. On January 31, 1997, because novation by the government had not occurred, the purchaser choose to terminate the purchase agreement.

     During February 1997, management meet with several other interested purchasers, including the other three bidders that had attended the July 1996, hearing. On March 3, 1997, the Company accepted a new contract for the sale of certain of ARM's assets for approximately $1.5 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, which was scheduled for April 11, 1997. On April 11, 1997, the hearing was conducted. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC.

     Because of the change in the purchase price as well as in the distribution of funds, the original SAC contract required modifications. An amendment to the contract reflecting these changes was signed on April 16, 1997. A court order documenting the bidding procedure is also expected to be finalized within the 10 days of the hearing. The sale is subject to the successful novation of ARM's government contracts, which request is expected to be submitted to the Government within 5 to 10 days of the hearing. It is hoped that approval of the novation will take place within 45 to 60 days from submission, although this is not certain. Upon notification of the government's novation approval the sale will be completed, although there can be no assurances that the government will approve the novation.

     The following is a list of the purchased and excluded assets:


         PURCHASED ASSETS                               EXCLUDED ASSETS
         ----------------                               ---------------
- All contract rights (including                - ARM's charter and status as a
  project contracts),                             corporation, its minute book,
- All inventory,                                  stock transfer records, and
- All books and records,                          similar records relating to
  ARM's
- All furniture, fixtures and                     organization, existence or
  equipment,                                      capitalization, and the
- All proprietary rights (patents,                capital stock of ARM,
  etc.),                                        - Billed accounts receivable as
- All unbilled accounts receivable                of closing,
  relating to expired contracts                 - Intercompany receivables,
  as of January 31, 1997,                       - All ARM's cash accounts,
- All other unbilled accounts receivable        - ARM's rights to occupy real
  as of the closing date                          property pursuant to leases of
                                                  real property and any lease-
                                                  hold improvements made
                                                  thereto,
                                                - Any other property identified
                                                  by the Purchaser prior to the
                                                  closing.


     PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
     -----------------------------------------------------------
     In the event that the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale.
This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the principal portions of the tax amounts owed to the IRS, 3) approximately $255,200 of the $343,361 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 4) approximately 90% of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.


     COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
     ---------------------------------------------------
     As of April 2, 1996, ARSoftware ("ARS") owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of February 28, 1997, ARS has only one part-time employee and its assets and sales are minimal. As a result, ARS still has not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations during the current fiscal year. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.


     IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED
     ------------------------------------------------
     During the fiscal year ended May 31, 1996, ARM's operations constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From April 2, 1996 on, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without an infusion of cash or a substantial increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of February 28, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

     The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operations are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective January 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. The landlord and the Company have been negotiating to relieve the Company of all obligations related to the space vacated by the Company on December 1, 1996, as well as the remainder of the leased space when the ARM sale is completed. The landlord's last offer in this regard was that it would do so for a total payment of approximately $56,000, $13,600 of which would be due at the time of signing the lease amendment and the balance in equal installments over the remainder of the lease. The Company countered this proposal, which counteroffer is currently being considered by the Landlord. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.
     The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.5 million at February 28, 1997, will be either liquidated or discharged. This will decrease the interest and penalty costs the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


5.   DISCONTINUED OPERATIONS
     -----------------------
     Because the Bankruptcy Court has approved the sale of substantially all of the assets of ARM, results from operations for ARM have been shown as discontinued operations for the three and nine months ended February 28, 1997 and February 29, 1996.

     A summary of ARM's results from operations for the three and nine months ended February 28, 1997 and February 29, 1996 are shown on the next page:


                                                        1997            1996
                                                     (Unaudited)     (Unaudited)
                                                      ------------  ------------
THREE MONTHS ENDED FEBRUARY 28, 1997 AND
FEBRUARY 29, 1996:
Revenue                                               $1,861,484     $2,056,125

Operating costs and expenses:
  Direct cost of services                              1,147,950      1,242,225
  Indirect operating costs                               468,313        464,975
  General & administrative expenses                      237,896        209,629
                                                     ------------   ------------
Total operating costs and expenses                     1,854,159      1,916,829
                                                     ------------   ------------
Operating profit from discontinued operations              7,325        139,296

Other expense:
  Interest expense, net                                   38,463        120,804
  Other, net                                              11,070         92,712
                                                     ------------   ------------
Total other expense                                       49,533        213,516
                                                     ------------   ------------
Profit (loss) from discontinued operations
  before reorganization items                            (42,208)       (74,220)
Reorganization items - professional fees                 (34,324)             -
                                                     ------------   ------------
Profit (loss) from discontinued operations           $   (76,532)   $   (74,220)
                                                     ===========    ============

NINE MONTHS ENDED FEBRUAERY 28, 1997 AND
FEBRUARY 29, 1996:

Revenue                                               $5,829,716     $6,353,675

Operating costs and expenses:
  Direct cost of services                              3,647,246      3,908,592
  Indirect operating costs                             1,312,983      1,481,297
  General & administrative expenses                      699,130        683,318
                                                     ------------   ------------
Total operating costs and expenses                     5,659,359      6,073,207
                                                     ------------   ------------
Operating profit from discontinued operations            170,357        280,468

Other expense:
  Interest expense, net                                  113,223        305,675
  Other, net                                              21,105        164,555
                                                     ------------   ------------
Total other expense                                      134,328        470,230
                                                     ------------   ------------
Income (loss) from discontinued operations before
  reorganization items                                    36,029       (189,762)
Reorganization items - professional fees                (124,893)             -
                                                     ------------   ------------
Loss from discontinued operations                    $   (88,864)   $  (189,762)
                                                     ============   ============

6.   SUPPLEMENTAL SEGMENT INFORMATION

     The Company's continuing operations have been classified into two business segments:


                                           ARS          ARInternet     Consolidated
                                       ----------       ----------     ------------
SALES TO UNAFFILIATED CUSTOMERS:
-------------------------------
     QUARTER ENDED:
     -------------
     February 28, 1997                  $    6,113      $  136,300      $  142,413
     February 29, 1996                  $   37,379      $   95,074      $  132,453

     NINE MONTHS ENDED:
     ----------------
     February 28, 1997                  $   59,558      $  353,896      $  413,454
     February 29, 1996                  $  224,449      $  204,152      $  428,601


OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES:
--------------------------------------------------
     QUARTER ENDED:
     -------------
     February 28, 1997                  $  (7,166)      $   20,722      $   13,556
     February 29, 1996                  $ (28,555)      $  (24,193)     $  (52,748)

     NINE MONTHS ENDED:
     ----------------
     February 28, 1997                  $ (28,021)      $    6,001      $  (22,020)
     February 29, 1996                  $ (95,041)      $ (174,308)     $ (269,349)


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


RESULTS FROM OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO
1995
------------------------------------------------------------------------------

     FROM CONTINUING OPERATIONS
     --------------------------
     The Company's revenues for the quarter ended February 28, 1997, were $142,413, or 8% above revenues of $132,453 for the same period during 1996. The increase of $9,960 in revenues during the quarter ended February 28, 1997, is primarily attributable to the increase in ARInternet's revenues of $136,300, an increase of $41,226 or 43% over revenues of $95,074 generated during the same period in 1996. ARS' revenues were $6,113, a decrease of $(31,266) over the previous year.

     The Company's direct cost of services decreased $15,660 or 31%, from $49,846 during the quarter ended February 29, 1996, to $34,186 during the same period in 1997. Of this amount, ARS decreased $19,900 while ARInternet's cost of services increased $4,240. The decrease in direct costs of ARS was primarily related to the lower sales for the quarter and a decrease in the amount of amortization of previously capitalized software development costs, compared to the same period in 1996. The increase in ARInternet's direct costs of sales was the direct result of increased sales during the current period.

     Indirect operating costs decreased $1,724 or 100%, from $1,724 during the quarter ended February 29, 1996, to $0 during the quarter ended February 28, 1997. The entire decrease was directly related to a decrease by ARS in technical staff which occurred during the second half of the previous fiscal year.

     General and administrative ("G&A") expenses decreased $38,960 or 29%, from $133,631 in 1996, to $94,671 during 1997. Most notably, the G&A expenses associated with ARS decreased $31,029, while ARInternet's G&A expenses decreased $7,931 during the quarter. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1996.

     As a result of the foregoing, the Company realized operating income from continuing operations for the quarter ended February 28, 1997, of $13,556 compared to an operating loss of $(52,748) for the same period during 1996. ARS posted an operating loss of $(7,166) for the quarter ended February 28, 1997, which loss represented an improvement of $21,389 or 75% from the operating loss of $(28,555) during the same period in 1996. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted operating income of $20,722 for the quarter ended February 28, 1997, which represented an improvement of $44,915 from the operating loss of $(24,193) during the same period in 1996. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year due to increases in the number of subscribers to ARInternet.

     Interest and other expenses decreased $735 or 29%, from $2,545 for the quarter ended February 29, 1996, to $1,810 during the quarter ended February 28, 1997. The decrease was primarily related to the fact that the Company reduced the amount of penalties it had incurred during the quarter ended February 28, 1997 when compared to the same period in 1996.

     The Company realized income from continuing operations of $11,746 for the quarter ended February 28, 1997, compared to a loss from continuing operations of $(55,293) during the same period in 1996. This change in results from continuing operations was the result of improved operating margins from both ARS and ARInternet.

     Loss per common share from continuing operations decreased from $(0.01) in 1996 to $0.00 in 1997, as a result of the income for the current fiscal quarter when compared to loss for the same period in 1996.


     FROM DISCONTINUED OPERATIONS
     ----------------------------
     ARM's revenues for the quarter ended February 28, 1997, were $1,861,484, or (9)% below revenues of $2,056,125 for the same period during 1996. The decrease in revenues during the quarter ended February 28, 1997, of $194,641 is primarily attributable to a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal quarter compared to the quarter ended February 29, 1996.

     ARM's direct cost of services decreased $94,275 or 8%, from $1,242,225 during the quarter ended February 29, 1996, to $1,147,950 during the same period in 1997. ARM's decrease in direct costs consisted of a decrease in direct labor and a decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters.

     ARM's indirect operating costs increased $3,338 or 1%, from $464,975 during the quarter ended February 29, 1996, to $468,313 during the quarter ended February 28, 1997. This increase is directly related to a increase in the amount in fringe benefit costs incurred.

     ARM's general and administrative ("G&A") expenses increased $28,267 or 13%, from $209,629 in 1996, to $237,896 during 1997. The increase in ARM's G&A expenses was directly attributable to the increase in professional fees. This was partially offset by a reduction in ARM's G&A staff for the current fiscal period when compared to the previous year.

     As a result of the foregoing, ARM realized operating income for the quarter ended February 28, 1997, of $7,325 compared to operating income of $139,296 for the same period during 1996. The $131,971 decrease in ARM's 1997 operating margin was primarily related to a decrease in fees realized on ARM's contracts, due to the higher indirect rates realized by ARM during 1997, in particular its general and administrative expenses, as well as a decrease in award fees being realized on the Company's largest contract, related to the performance on the contract of the prime contractor. A portion of the Company's award fees on this contract are directly tied to that received by the prime contractor.

     ARM's interest and other expenses decreased $163,983 or 77%, from $213,516 for the quarter ended February 29, 1996, to $49,533 during the quarter ended February 28, 1997. Net interest expense decreased $82,341 or 68% from 1996. The decrease in interest costs was the result of ARM not accruing any interest on either the delinquent employee 401(k) contributions nor the unpaid federal withholding taxes (on its pre-petition liabilities) during the quarter ended February 28, 1997, when compared to the same period in 1996. Other expenses also decreased $81,642 during the quarter ended February 28, 1997. This was primarily due to the fact that ARM did not record any penalties during the current period because the accrual of penalties and interest is stayed as a result of the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

     ARM sustained a net loss before income taxes of $(76,532) for the quarter ended February 28, 1997, compared to a net loss of $(74,220) during the same period last year.


RESULTS FROM OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO 1995
-----------------------------------------------------------------------------

     FROM CONTINUING OPERATIONS
     --------------------------
     The Company's revenues for the nine months ended February 28, 1997, were $413,454, or (4)% below revenues of $428,601 for the same period during 1996. The decrease in revenues during the nine months ended February 28, 1997, of $15,147 is primarily attributable to the decrease in ARS's revenues of $164,891 or 74% when compared with revenues of $224,449 generated during the same period in 1996. ARInternet's revenues were $353,896, an increase of $149,744 or 73%, over the previous year, and partially offset the declines experienced by ARS.

     The Company's direct cost of services decreased 73,035 or 35%, from $207,755 during the nine months ended February 29, 1996, to $134,720 during the same period in 1996. Of this amount, ARS decreased $95,876 while ARInternet's cost of services increased $22,841. The decrease in direct costs of ARS was primarily related to the lower sales for the period and a decrease in the amount of amortization of previously capitalized software development costs, compared to the same period in 1996. The increase in ARInternet's direct costs of sales was the direct result of increased sales during the current period.

     Indirect operating costs decreased $31,742 or 100%, from $31,742 during the nine months ended February 29, 1996, to $0 during the nine months ended February 28, 1997. The entire decrease was directly related to a decrease by ARS in technical staff which occurred during the second half of the previous fiscal year.

     General and administrative ("G&A") expenses decreased $157,699 or 34%, from $458,453 in 1996, to $300,754 during 1997. Most notably, the G&A expenses associated with ARS decreased $104,293 or 68%, while ARInternet's G&A expenses decreased $53,406 or 17%, during the nine months ended February 28, 1997. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1996.

     As a result of the foregoing, the Company realized an operating loss from continuing operations for the nine months ended February 28, 1997, of $(22,020) compared to an operating loss of $(269,349) for the same period during 1996. ARS posted an operating loss of $(28,021) for the nine months ended February 28, 1997, which loss represented an improvement of $67,020 or 71% from the operating loss of $(95,041) during the same period in 1996. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted operating income of $6,001 for the nine months ended February 28, 1997, which represented an improvement of $180,309 from the operating loss of $(174,308) during the same period in 1996. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year due to increases in the number of subscribers to ARInternet.

     Interest and other expenses decreased $89,017 or 96%, from $93,035 for the nine months ended February 29, 1996, to $4,018 during the nine months ended February 28, 1997. The decrease was primarily related to the fact that the Company eliminated consulting expenses incurred during the same period in 1996 in conjunction with the issuance of common stock by the Company.

     The Company sustained a loss from continuing operations of $(26,038) for the nine months ended February 28, 1997, compared to a loss from continuing operations of $(362,384) during the same period in 1995. This reduction in losses from continuing operations was the result of improved operating margins from both ARS and ARInternet, as well as the lack of any consulting expenses related to the issuance of stock awards.

     Loss per common share from continuing operations decreased from $(0.06) in 1996 to $(0.00) in 1997, as a result of the reduced loss for the current fiscal quarter when compared to the same period in 1996.


     FROM DISCONTINUED OPERATIONS
     ----------------------------
     ARM's revenues for the nine months ended February 28, 1997, were $5,829,716, or (8)% below revenues of $6,353,675 for the same period during 1996. The decrease in revenues during the nine months ended February 28, 1997, of $523,959 is primarily attributable to a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal period compared to the nine months ended February 29, 1996.

     ARM's direct cost of services decreased $261,346 or 7%, from $3,908,592 during the nine months ended February 29, 1996, to $3,647,246 during the same period in 1996. ARM's decrease in direct costs consisted of a decrease in direct labor and a decrease in subcontract, material and equipment charges. The decrease in direct labor related primarily to a decrease in the number of contracts being performed at the Company's headquarters.

     ARM's indirect operating costs decreased $168,314 or 11%, from $1,481,297 during the nine months ended February 29, 1996, to $1,312,983 during the nine months ended February 28, 1997. This decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff.

     ARM's general and administrative ("G&A") expenses increased $15,812 or 2%, from $683,318 in 1996, to $699,130 during 1997. The increase in ARM's G&A expenses was directly attributable to the increase in professional fees. This was partially offset by a reduction in ARM's G&A staff for the current fiscal period when compared to the previous year.

     As a result of the foregoing, ARM realized operating income for the nine months ended February 28, 1997, of $170,357 compared to operating income of $280,468 for the same period during 1996. The $110,111 decrease in ARM's 1997 operating margin was primarily related to a decrease in fees realized on ARM's contracts due to the higher indirect rates realized by ARM during 1997, in particular its general and administrative expenses, as well as, a decrease in award fees being realized on the Company's largest contract.

     ARM's interest and other expenses decreased $335,902 or 71%, from $470,230 for the nine months ended February 29, 1996, to $134,328 during the nine months ended February 28, 1997. Net interest expense decreased $192,452 or 63% from 1996. The decrease in interest costs was the result of ARM not accruing any interest on either the delinquent employee 401(k) contributions nor the unpaid federal withholding taxes (relating to its pre-petition liabilities) during the nine months ended February 28, 1997, when compared to the same period in 1996. Other expenses also decreased $143,450 during the nine months ended February 28, 1997. This was primarily due the fact that ARM did not record any penalties during the current period because the accrual of penalties and interest is stayed as a result of the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

     ARM sustained a net loss before income taxes of $(88,864) for the nine months ended February 28, 1997, compared to a net loss of $(189,762) during the same period last year. The primary reasons for this improvement were the increase in operating margins together with lower interest and penalty costs realized during 1997, offset by the increase in bankruptcy related professional fees.


LIQUIDITY AND CAPITAL RESOURCES - 1996 COMPARED TO 1995
-------------------------------------------------------
     Total assets decreased $180,281 or 10%, from $1,797,620 at May 31, 1996, to $1,617,339 at February 28, 1997. Total liabilities on the other hand decreased from $3,899,769 to $3,834,390 over the same period, an decrease of $65,379, or 2%.

     The most significant reason for the decrease in total assets was the decrease in accounts receivable. At February 28, 1997, the Company had $679,880 and $741,139 in billed and unbilled receivables, respectively.
Billed receivables decreased $410,981 or 37% from May 31, 1996, while unbilled receivables increased $307,315 or 71% from May 31, 1996. The decrease in billed accounts receivable was primarily the result of the decreases in the average amount billed due to decreases in revenues and increases in unbilled receivables. The increase in unbilled accounts receivable related to an increase in the amount of work that was unbilled at February 28, 1997, which was 10 days as compared to the 3 days at May 31, 1996.

     The most significant reasons for the $183,444 increase in post-petition liabilities collectively, were increases: in accounts payable of $184,235, accrued salaries and benefits of $167,118 and other accrued expenses of $49,687, while notes payable decreased by $254,800. The increase in accounts payable related primarily to unpaid professional fees related to the bankruptcy proceeding, which must be court approved before they can be paid. The primary reason for the increase in accrued salaries and benefits was the increase in accrued wages earned by employees (10 days as compared to 4 days at May 31, 1996).

     The decrease in pre-petition liabilities of $(248,823) consisted of decreases of: $(67,255) in accounts payable, $(28,676) in accrued salaries and related benefits, and $(160,388) of accrued payroll taxes and withholdings. The decrease in pre-petition accounts payable resulted from two customers offsetting their pre-petition receivable claims against their pre-petition payable claims. These two customers were both customers and vendors of ARM, and according to bankruptcy rules, have the right to offset amounts owed to them by the amounts owed by them. The decrease in pre-petition accrued salaries and benefits related to the decrease in pre-petition accrued vacation, the payment for which was authorized by a bankruptcy court order. The decrease in pre-petition accrued taxes and withholdings represented $135,000 of monthly payments being made by ARM to the IRS under court order, plus the collection of a $29,442 pre-petition account receivables which was to be paid to the IRS as part of the same court order.

     The Company's working capital deficit remained relatively the same during the nine months ended February 28, 1997. At February 28, 1997, the working capital deficit was $(2,350,052) compared to a deficit of $(2,273,810) at May 31, 1996.


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

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April, 1996, towards its arrearage with the IRS. The April payment consisted of $13,600 in cash seized by the IRS on April 1, 1996. Future monthly payments have been and will continue to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $139,700 and consisted of final vouchers on 14 old contracts). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

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

     On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, a hearing on which was originally scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. On July 30, 1996, the hearing was conducted. At the hearing, a total of four qualified bidders attended, and after extensive bidding, an offer was accepted for $2.1 Million.

     During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A court order documenting the bidding procedure as well as the contract was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale also required the approval of a majority of the Company's shareholders. On October 30, 1996, at the Company's Annual Meeting of Shareholders, a majority of the Company's shareholders approved the sale. The sale was also subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of the novation was expected to take approximately 60 to 90 days from submission. On January 31, 1997, because novation by the government had not occurred, the purchaser choose to terminate the purchase agreement.

     During February 1997, management meet with several other interested purchasers, including the other three bidders that had attended the July 1996, hearing. On March 3, 1997, the Company accepted a new contract for the sale of certain of ARM's assets for approximately $1.5 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, which was scheduled for April 11, 1997. On April 11, 1997, the hearing was conducted. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC.

     Because of the change in the purchase price as well as in the distribution of funds, the original SAC contract required modifications. An amendment to the contract reflecting these changes was signed on April 16, 1997. A court order documenting the bidding procedure is also expected to finalized within the 10 days of the hearing. The sale is subject to the successful novation of ARM's government contracts, which request is expected to be submitted to the Government within 5 to 10 days of the hearing. Is it is hoped that approval of the novation will take place within 45 to 60 days from submission, although this is not certain. Upon notification of the government's novation approval the sale will be completed, although there can be no assurances that the government will approve the novation.

     The following is a list of the purchased and excluded assets:

  PURCHASED ASSETS                                EXCLUDED ASSETS
  ----------------                                ---------------
- All contract rights (including                - ARM's charter and status as a
  project contracts),                             corporation, its minute book,
- All inventory,                                  stock transfer records, and
- All books and records,                          similar records relating to
- All furniture, fixtures and                     ARM's organization, existence
  equipment,                                      or capitalization, and the
- All proprietary rights (patents,                capital stock of ARM,
  etc.),                                        - Billed accounts receivable as
- All unbilled accounts receivables               of closing
  relating to expired contracts as              - Intercompany receivables,
  January 31, 1997,                             - All ARM's cash accounts,
- All other unbilled accounts receivable        - ARM's rights to occupy real
  as of the closing date                          property pursuant to leases of
                                                  real property and any lease-
                                                  hold improvements made
                                                  thereto,
                                                - Any other property identi-
                                                  fied by the Purchaser prior
                                                  to the closing.


PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
-----------------------------------------------------------
     In the event that the sale referenced above is completed, ARM (the "Debtor") will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30 days of completing the sale.
This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender, 2) the principal portions of the tax amounts owed to the IRS, 3) approximately $255,200 of the $343,361 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000, and, 4) approximately 90% of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
---------------------------------------------------
     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS's and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of February 28, 1997, ARS has only one part-time employee and its assets and sales are minimal. As a result, ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations as of May 31, 1996. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED
------------------------------------------------
     During the fiscal year ended May 31, 1996, ARM's operations constituted 94% of ARC's total revenue. The sale currently contemplated will sell essentially all of ARM's operations to the Purchaser and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. From April 2, 1996 on, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of February 28, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

     The space currently occupied by ARM is not covered by the Bankruptcy proceeding, since the lease is held by ARC. Management of ARC has enlisted the services of a real estate broker to find a tenant to take over this space when ARM's operation are sold. The landlord has also been apprised of the ARM sale and is attempting to find an alternate tenant, but is under no obligation to release ARC from its obligation under the lease. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective January 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes the 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. Effective January 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. The landlord and the Company have been negotiating to relieve the Company of all obligations related to the space vacated by the Company on December 1, 1996 as well as the remainder of the leased space when the ARM sale is completed. The landlord's last offer in this regard was that it would do so for a total payment of approximately $56,000, $13,600 of which would be due at the time of signing the lease amendment and the balance in equal installments over the remainder of the lease. The Company countered this proposal, which counteroffer is currently being considered by the Landlord. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

     The sale of ARM, if completed, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.6 million at February 28, 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.

INFLATION
---------
     The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

                              PART II - OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS
------     -----------------
           None

ITEM 2:    CHANGES IN SECURITIES
------     ---------------------
           None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
------     -------------------------------
           None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------
           None

ITEM 5:    OTHER INFORMATION
-----      ----------------------
           None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------
           None

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED RESEARCH CORPORATION


Date:      April 21, 1997           By:    Dr. S.P.S. Anand
           ----------------                -------------------------------------
                                           Dr. S.P.S. Anand
                                           President and Chief Executive Officer


Date:      April 21, 1997           By:    Dennis H. O'Brien
           -----------------        -------------------------------------
                                           Dennis H. O'Brien
                                           Vice President and Chief Financial
                                           Officer