Form 10KSB
period 1997-05-31
APPLIED RESEARCH CORP
filed 1997-09-12
CIK 794876

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 1997

                                      OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                                          ---------      ---------

Commission file number 01-10076

                         APPLIED RESEARCH CORPORATION
                         ----------------------------
            (Exact Name of Registrant as Specified in its Charter)

      Colorado                                             86-0585693
---------------------------------                    ---------------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                    Identification number

8201 Corporate Drive, Suite 1120, Landover, Maryland               20785
----------------------------------------------------            ----------
(Address of Principal Offices)                                  (Zip Code)

Registrant's telephone number, including area code:     (301) 459-8442

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

  Title of Each Class            Name of each exchange on which registered
  -------------------            -----------------------------------------
Common Stock, par value $0.0005                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended May 31, 1997 were $8,270,222.

On September 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $94,432.

On September 12, 1997, there were 6,311,083 shares of $0.0005 par value Common Stock outstanding.

                         APPLIED RESEARCH CORPORATION
                            INDEX TO ANNUAL REPORT
                                ON FORM 10-KSB

PART I                                                               Page

     Item 1:   Description of Business . . . . . . . . . . . . . . . .  4
     Item 2:   Description of Property . . . . . . . . . . . . . . . . 10
     Item 3:   Legal Proceedings . . . . . . . . . . . . . . . . . . . 10
     Item 4:   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II

     Item 5:   Market for Common Equity and Related Stockholder
               Matter  . . . . . . . . . . . . . . . . . . . . . . . . 11
     Item 6:   Management's Discussion and Analysis of
               Financial Condition and Results from Operation. . . . . 12
     Item 7:   Financial Statements and Supplementary Data . . . . . . 18
     Item 8:   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . 19

PART III

     Item 9:   Directors and Executive Officers of the
               Registrant. . . . . . . . . . . . . . . . . . . . . . . 20
     Item 10:  Executive Compensation. . . . . . . . . . . . . . . . . 20
     Item 11:  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . 20
     Item 12:  Certain Relationships and Related Transactions. . . . . 20

PART IV

     Item 13:  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . 20
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 48


                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates by reference the following Documents:

PART III

     Item  9:  Directors and Executive Officers of the Registrant
     Item 10:  Executive Compensation
     Item 11:  Security Ownership of Certain Beneficial Owners and Management
     Item 12:  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of Stockholders, which will be filed in an amendment within 120 days of May 31, 1997.

PART IV - EXHIBITS

     1. Incorporated herein by reference from the Registrant's May 31, 1996, Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 12, 1996.

     2. Incorporated herein by reference from the Registrant's May 31, 1995, Annual Report on Form 10-K, filed with Securities and Exchange Commission on August 29, 1995.

     3. Incorporated herein by reference from the Registrant's May 31, 1994, Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 6, 1994.

     4. Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 28, 1994, S.E.C. File No. 01-10076.

     5. Incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated August 25, 1997, filed with Securities and Exchange Commission on August 27, 1997, as amended by the Registrant's Amended Current Report on Form 8-K/A-1 filed with the Securities and Exchange Commission on September 5, 1997.

     6. Incorporated by reference from the Registrant's Registration Statement on Form S-18, as amended, filed with Securities and Exchange Commission on June 21, 1989, S.E.C. File No. 33-11943-LA.

                                    PART I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

(A)  BUSINESS DEVELOPMENT

Applied Research Corporation was organized under the laws of the State of Colorado on March 26, 1986, as Dollar Ventures, Inc., for the primary purpose of engaging in a merger with or acquisition of, one or a small number of private firms. On December 29, 1987, Dollar Ventures, Inc. acquired 100% of the outstanding shares of common stock of Applied Research Corporation, a Maryland corporation, in exchange for 5,000,000 shares of Dollar Ventures, Inc. common stock. The acquisition was legally classified as a reorganization. For accounting and financial reporting purposes, the transaction was treated as a reverse acquisition at book value.

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

As hereinafter used, the term "Company" shall refer to Applied Research Corporation and its wholly- owned subsidiaries Applied Research of Maryland, Inc. and ARSoftware Corporation and the majority- owned (95%) subsidiary ARInternet Corporation, except when otherwise indicated by context.

(B)  BUSINESS OF ISSUER:

The Company's wholly-owned subsidiaries, Applied Research of Maryland, Inc. and ARSoftware Corporation, and majority-owned (95%) subsidiary ARInternet Corporation, are operating entities.


APPLIED RESEARCH OF MARYLAND, INC.
----------------------------------
ARM is the principal business of ARC. ARM's activities are divided into three divisions: Technical Services Division, Instruments Division and ARInstruments Division, each of which is described in the paragraphs that follow.

     Technical Services Division
     ----------------------------
     The Technical Services Division provides scientific software design and development, mathematical analysis, laboratory experiment design and implementation, and scientific data analysis to support research programs in the earth and space sciences, optics, electronics, and chemistry. Most of these support services are performed on-site at U.S. Government ("Government") laboratories at NASA/Goddard Space Flight Center. In addition, during 1993, the Company began work on a subcontract with Hughes Information Systems Company ("Hughes") where the work is performed on-site at a Hughes location.

     Instruments Division
     --------------------
     The Instruments Division designs and fabricates specialized hardware used to carry out space borne scientific observations. Primary emphasis is in the development of ultraviolet to near infrared imaging and spectrographic instruments for use in astrophysical and atmospheric research. The Instruments Division has expanded into the manufacture of rocket and spacecraft attitude-control sensors. The Company's classified contracts were carried out in the Instruments Division.

     ARInstruments Division
     ----------------------
     During its many years of performing under government contracts, the Company has developed expertise in custom design and fabrication work. In addition, members of the Company's technical staff have investigated and researched other government and commercial applications for existing technologies. The Company formed its ARInstruments Division ("ARInstruments") in fiscal 1993 to penetrate the government and commercial instrumentation markets, and specifically segregate these activities from other government contract operations in the design, fabrication, and distribution of instrumentation products. During fiscal 1994, ARInstruments had begun research and development efforts related to product development and initiated two patent applications. These patents were granted during fiscal 1995 and, accordingly, the Company began amortizing the costs associated with the patents during the year ended May 31, 1995.

     On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. Prior to the filing of the Chapter 11 petition, management of the Debtor had been attempting to sell the assets of ARM. Subsequent to the filing, and following one unsuccessful attempt to sell a majority of ARM's assets, the Debtor entered into an agreement to sell a majority of ARM's assets for $1.475 Million. At a Bankruptcy Court hearing on April 11, 1997, this agreement was subjected to counter offers, and the sale price ultimately became $1.75 Million (the "Asset Purchase Agreement".). The court order approving the Asset Purchase Agreement was signed by the Bankruptcy Court on May 30, 1997. Completion of the sale was subject to approval by the Debtor's principal customer of the transfer of certain contract rights and obligations. Approval was granted on June 19, 1997, at which time the sale was completed with payment of the cash portion of the purchase price being placed in escrow. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the Bankruptcy proceedings and the sale.


ARSOFTWARE CORPORATION
----------------------
ARSoftware Corporation ("ARS") was established to diversify the Company's business base by developing niche markets in the computer software industry. Currently, ARS is reselling selected products to academic institutions, industry and government agencies, focusing on end users working on scientific and engineering applications.


ARINTERNET CORPORATION
----------------------
From its inception, ARInternet Corporation ("ARInternet") has been committed to providing to its customers three essential ingredients for a successful Internet experience: reliable connectivity, quality service and support and innovative application of state-of-the-art technology. ARInternet had approximately 1,000 subscribers as of May 31, 1997. ARInternet offers monthly, quarterly, semi-annual and annual subscription agreements, each requiring payment in advance. ARInternet offers the ability to pay the subscription amounts by credit card to facilitate payment.

     Connectivity
     ------------
     ARInternet provides a reliable, high-speed full-service link to the Internet, utilizing state-of-the-art networking hardware and software with built-in capacity for expansion and improvement. ARInternet currently operates with a T1 connection (1.544Mpbs) off the Sprint backbone. Sprint was chosen as the Internet provider due to its reputation, the size and scope of its network, the upgradability of its service and its strong customer support.

     ARInternet arranges for almost any type of Internet connection the customer needs, at a reasonable price, in keeping with its clear emphasis on customer service.

          FULL-SERVICE DIALUP (SHELL) ACCOUNT: Subscribers have access to all the "standard" connection options, such as e-mail, telnet. ftp, WWW, gopher, and finger, etc.

          SLIP (SERIAL-LINE INTERNET PROTOCOL) AND PPP (POINT-TO-POINT PROTOCOL) CONNECTIONS: This type of account establishes the customer's own computer as a peer-to-peer host with all other Internet host computers. It allows the user to navigate the World Wide Web using popular multimedia-capable programs, such as Netscape, and to directly download a vast array of programs from software archives around the world.

          DEDICATED AND LEASED-LINE ACCESS: These connections range from dedicated phone line access (private line), to high bandwidth frame relay and Centrex-based ISDN, for those who need full-time or high-speed access.

     Internet Support Services
     -------------------------
          WWW SERVICES:   The remarkable growth of interest in the Internet
          that has occurred over the last several years is largely due to the introduction of the WWW protocol suite and the increasing sophistication of its graphical browsers. These factors, in combination with the surging tide of commercialization, have lead to the rapid emergence of several new phenomena: online advertising via company brochures (hyperlinked HTML pages), virtual shopping malls, which are really collections of these documents (stores) organized in creative ways, and companies providing services in support of these activities.

          ARInternet offers several very competitively-priced Web services:

               -   Hosting of Web pages on ARI servers.
               -   Collection of customer equipment on ARI's Ethernet.
               -   Database integration and other customized applications.
               -   Design and installation of turnkey WWW servers.

          INTERNET TRAINING: ARInternet offers customized instruction to meet the needs of its clients, ranging from introducing staff of a small business to e-mail and ftp, or guiding managers and systems specialists through advanced features of various TCP/IP services.

          SYSTEMS INTEGRATION AND CONSULTING: Today, many businesses are installing "Intranet" and "extranets" (virtual private networks which use the TCP/IP protocol suite) to leverage the tremendous potential of the technology to deliver information to (and collect information from) its employees and field agents. ARInternet's network specialists provide consulting for the design and installation of such systems.

     Commitment to growth and innovation
     -----------------------------------
     The pace of development of Internet-related products and services is enormous. In order to keep abreast of all of the important new developments (i.e. Java, ActiveX, VRML) ARInternet has initiated strategic alliances or sub-contracting relationships with experts in these areas, and as the need arises, hires new staff with these skills.


RESEARCH AND DEVELOPMENT
------------------------
ARM conducts research and development activities in several areas. Through its ARInstruments division, ARM has been conducting research and development related to the development of a proprietary technique and instrument, the BIO-UVB Meter, for directly measuring biological effects of solar UVB. During the years ended May 31, 1997 and 1996, approximately $95,000 and $87,000 was spent, respectively on research and development.

ARS does not conduct any significant research and development effort. ARS does, however, capitalize the cost of producing "product masters", in accordance with Statement of Financial Accounting Standards No. 86. However, during the years ended May 31, 1997 and 1996, nothing was spent or capitalized. ARS does not anticipate any such expenditures for the year ended May 31, 1998. ARInternet had no research and development expenditures during the years ended May 31, 1997 and 1996.


INTELLECTUAL PROPERTY
---------------------
Patents, copyrights, trademarks and trade secrets are the principal protection source for the Company's intellectual property. The Company also holds various copyrights covering its published materials and proprietary software, most of which are derived from original works created by employees of the Company and/or its subsidiaries or by independent contractors hired under specific project agreements. The remaining copyrights are held by the Company through licensing agreements with the authors.

ARM applied for and has been granted two (2) patents relating to instrument technology it has developed. These two patents are among the property being sold under the Asset Purchase Agreement. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the sale.

All of the patents, copyrights, trademarks and licenses are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate. However, notwithstanding the Company's intellectual property rights, it is possible for a competitor to develop near imitations of the Company's products by implementing modifications, without violating those rights.


SEASONALITY
-----------
Revenues for ARM typically are not seasonal, but will sometimes depend on the availability of Government funding. The Government budgets and operates on a fiscal year ending September 30th.

In the past, ARS revenues have been seasonal, with ARS typically showing greater revenues in the second, third and fourth fiscal quarters. ARS also has experienced inventory and accounts receivable variations due to the seasonal nature of its business.

Revenues for ARInternet have not been seasonal.


CUSTOMERS - MARKETS AND MARKETING
---------------------------------
Predominantly all of ARM's revenues (99%) are derived from agencies of the Government and prime contractors to those agencies. During fiscal 1997, ARM had one customer that accounted for approximately 35 percent (35%) of its revenue during the year. This customer, NASA, had 8 contracts with ARM, of which one contract provided 20 percent (20%) and a second provided 14 percent (14%) of ARM's revenue. Another customer, Hughes Corporation, had two contracts which accounted for 60 percent (60%) of ARM's revenue, of which the largest accounted for 42 percent (42%). The contracts held by ARM are among the property being sold under the Asset Purchase Agreement.

ARS has no significant major customers.

ARInternet has no significant major customers. At May 31, 1997 and 1996, ARInternet had approximately 1,000 subscribers.

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


BACKLOG
-------
ARM's total backlog of contracts as of May 31, 1997, was approximately $20.8 million ($2.8 million funded and $18 million unfunded). This compares with the backlog of approximately $27.5 million ($2.8 million funded and $24.7 million unfunded) at May 31, 1996. If ARM were to continue its current business, it would expect that approximately 40 percent (40%) of the total backlog as of May 31, 1997, would be realized within one year. The contracts held by ARM are among the property being sold under the Asset Purchase Agreement.

ARS had no backlog at May 31, 1997. ARS's backlog as of May 31, 1996, was approximately $5,000, consisting of purchase orders that were received, but not shipped. These purchase orders were shipped during fiscal year 1997.

ARInternet's backlog as of May 31, 1997, was approximately $30,000 which related to prepaid subscriptions received in advance. This amount will be earned during the current fiscal year. ARInternet's backlog as of May 31, 1996, was approximately $27,600 which related to prepaid subscriptions received in advance. This amount was earned during fiscal year 1997.


GOVERNMENT CONTRACTS
--------------------
ARM's Government contracts contain standard clauses permitting the termination of contracts and subcontracts at the election of the Government. The Company's contracts with prime contractors also typically contain similar clauses permitting termination of the contract at the election of the Government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of costs incurred plus a reasonable profit. The Company has not had any significant contracts terminated at the election of the Government during the past two fiscal years. The contracts held by ARM are among the property being sold under the Asset Purchase Agreement.


COMPETITION
-----------
Both ARM and ARS face competition from other firms which provide similar products and services. Some of these firms are larger and better capitalized than both ARM and ARS. The Company does not consider any one firm to hold a dominant position in the industry. ARM has established an excellent reputation within the Government scientific community and therefore has created a niche market for itself. This is largely due to its talented employees, more than 50% of which have PhD's. The contracts held by ARM are among the property being sold under the Asset Purchase Agreement.

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


EMPLOYEES
---------
At May 31, 1997, 94 full-time and 8 part-time employees were employed by the Company and its wholly- owned and majority-owned subsidiaries. ARM employed 89 full-time and 6 part-time employees while ARS employed one part-time employee at May 31, 1997.

ARInternet employed 5 full-time employees and 1 part-time employee at May 31, 1997. Outside consultants with specialized knowledge and experience in designing and operating TCP/IP networks, client/server and database application development, CD-ROM publishing and familiarity with biological and medical resources and markets have been utilized to extend the Company's capabilities and to enhance the range of services covered. As resources permit and circumstances warrant, additional personnel with specialized talents and experience will be added to the present staff. Anticipated needs include application software developers, customer service representatives, database specialists, and technical assistants.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's corporate headquarters are located at 8201 Corporate Drive, Landover, Maryland 20785. Through March 1, 1997, 12,633 sq. ft. were leased by ARC, with an expiration date of September 30, 1998. Effective March 1, 1997, the space was reduced to 11,295 sq. ft. at a monthly rental of $15,177. Effective August 1, 1997, the space was reduced to 4,833 sq. ft. through September 30, 1997, at a monthly rental of $7,834. Effective October 1, 1997, the space will be reduced to 2,561 sq. ft. at a monthly rental of $4,805. The Company has agreed to pay a total of $19,068 to the landlord in return for reducing the space from 12,633 to 2,561 sq. ft., plus the forfeiture of the security deposit held by the landlord totaling $5,650. The $19,068 is payable monthly at the rate of $1,362 starting in August 1997.

All of the reductions in the office space outlined above are related to ARM, which started the year with 7,283 and 2,789 sq. ft. of office and laboratory space, respectively. ARS occupies 1,551 sq. ft. of office space and ARInternet occupies 1,010 sq. ft. of office space. The Company's corporate headquarters are expected to be adequate to meet the Company's needs for the foreseeable future.

The Company's capital equipment consists primarily of furniture and office equipment, laboratory equipment and computer hardware located at its corporate
headquarters. See Notes to Consolidated Financial Statements, Note 5.   ARM's
and ARS' capital equipment is believed to be adequate to meet their projected needs for the foreseeable future. ARInternet will require additional computer-related equipment as its customer base increases. The amount of such purchases required for fiscal 1998 will depend on growth and therefore can not be reasonably determined at this time.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Neither the Company, nor ARS or ARInternet is currently a party to any pending litigation or other material legal proceeding.

On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional in formation concerning the bankruptcy filing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(A) MARKET INFORMATION

The Company's common stock commenced trading over the counter on November 23, 1987. The Company's common stock was listed on the Philadelphia Stock Exchange on November 9, 1988, and began trading on November 17, 1988, under the symbol "ARL.X". The Company's common stock continued to be listed on the Philadelphia Stock Exchange until February 7, 1995, when it was delisted for failure to meet the Philadelphia Stock Exchange's maintenance requirements.

As a result of its delisting from the Philadelphia Stock Exchange, the Company's common stock is now traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol "APLS". The high and low bid prices as quoted on the OTCBB system, are shown below for the period June 1, 1995 through August 31, 1997. The high and low bid information as quoted on the OTCBB represents prices between brokers and dealers does not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices may not reflect prices in actual transactions.


                                   High            Low           Last
                                   ----            ---           ----
FISCAL 1996
     First Quarter                0.34375        0.12500        0.34375
     Second Quarter               0.87500        0.25000        0.26000
     Third Quarter                0.68750        0.15625        0.33375
     Fourth Quarter               0.31250        0.06250        0.10000

FISCAL 1997
     First Quarter                0.15000        0.06000        0.06000
     Second Quarter               0.12000        0.02000        0.02000
     Third Quarter                0.05000        0.02000        0.02500
     Fourth Quarter               0.05000        0.02000        0.02000

FISCAL 1998
     First Quarter                0.12500        0.02000        0.05000



NUMBER OF SHAREHOLDERS
----------------------
The approximate number of shareholders of record for the Company's common stock as of August 31 , 1997, was 461. This amount represents the number of certificate holders and individual non-objecting beneficial owners of the Company's common stock held in "street name".


DIVIDENDS
---------
No cash dividends have been declared on the common stock of the Company for either of the last two fiscal years ending May 31, 1997 and 1996. In addition, while there are no limitations on the ability of the Company to pay dividends, management does not anticipate the declaration of a cash dividend on any class of common stock of the Company in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

OVERVIEW
--------
Applied Research Corporation ("the Company") is comprised of two wholly-owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority-owned subsidiary, ARInternet Corporation ("ARInternet"). ARM consists of three unincorporated divisions: Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's discussion and analysis of financial condition and results of operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's discussion and analysis should be read in conjunction with, and the Company's Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

ON APRIL 2, 1996, ARM FILED A VOLUNTARY PETITION FOR RELIEF UNDER
CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. Prior to the filing of the Chapter 11 petition, management for the Debtor had been attempting to sell the assets of ARM. Subsequent to the filing, and following one (1) unsuccessful attempt to sell a majority of ARM's assets, the Debtor entered into an agreement to sell a majority of ARM's assets to Space Applications Corporation ("SAC"). At a Bankruptcy Court hearing on April 11, 1997, this agreement was subjected to counter offers from three qualified bidders and after extensive bidding, an offer was accepted for $1.75 Million from SAC. Completion of this sale was subject to approval by the Debtor's principal customer of the transfer of certain contract rights and obligations, which was received on June 19, 1997, at which time the sale was completed, with the cash portion of the purchase price being placed in escrow. The cash placed in escrow was subsequently disbursed to creditors. See Notes to Consolidated Financial Statements, Note 15.


RESULTS FROM OPERATIONS - 1997 COMPARED TO 1996
-----------------------------------------------

From Continuing Operations
--------------------------
The Company's revenues for the year ended May 31, 1997, were $542,575, or (4)% below revenues of $563,596 for the same period during 1996. The decrease in revenues during the year ended May 31, 1997, of $21,021 is primarily attributable to the decrease in ARS's revenues of $181,800 or 69% when compared with revenues of $261,921 generated during the same period in 1996. ARInternet's revenues were $462,454, an increase of $160,779 or 53%, over the previous year, and partially offset the declines experienced by ARS.

The Company's direct cost of services decreased $79,622 or 31%, from $259,772 during the year ended May 31, 1996, to $180,150 during the same period in 1997. Of this amount, ARS decreased $107,913 while ARInternet's cost of services increased $28,291. The decrease in direct costs of ARS was primarily related to the lower sales for the period and a decrease in the amount of amortization of previously capitalized software development costs, compared to the same period in 1996. The increase in ARInternet's direct costs of sales was the direct result of increased sales during the current year.

Indirect operating costs decreased $31,743 or 100%, from $31,743 during the year ended May 31, 1997, to $0 during the current year. The entire decrease was directly related to a decrease by ARS in technical staff which occurred during the second half of the previous fiscal year.

General and administrative ("G&A") expenses decreased $186,708 or 32%, from $592,497 in 1996, to $405,749 during 1997. Most notably, the G&A expenses associated with ARS decreased $128,380 or 68%, while ARInternet's G&A expenses decreased $58,328 or 14%, during the year ended May 31, 1997. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1996.

As a result of the foregoing, the Company realized an operating loss from continuing operations for the year ended May 31, 1997, of $(43,324) compared to an operating loss of $(320,376) for the same period during 1996. ARS posted an operating loss of $(31,790) for the year ended May 31, 1997, which loss represented an improvement of $86,236 or 73% from the operating loss of $(118,026) during the same period in 1996. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(11,534) for the year ended May 31, 1997, which represented an improvement of $190,816 or 94% from the operating loss of $(202,350) during the same period in 1996. This net improvement for ARInternet was directly attributable to an increase in the overall revenue levels from the previous year.

Interest and other expenses decreased $87,649 or 92%, from $95,028 for the year ended May 31, 1996, to $7,379 during the current fiscal year. The decrease was primarily related to the fact that the Company eliminated consulting expenses incurred during the same period in 1996.

The Company sustained a loss from continuing operations of $(50,703) for the year ended May 31, 1997, compared to a loss from continuing operations of $(415,404) during the same period in 1996. This reduction in losses from continuing operations was the result of improved operating margins from both ARS and ARInternet, as well as the reduction in consulting expenses.

Loss per common share from continuing operations decreased from $(0.07) in 1996 to $(0.01) in 1997, as a result of the reduced loss for the current fiscal year when compared to the same period in 1996.

From Discontinued Operations
----------------------------
ARM's revenues for the year ended May 31, 1997, were $7,727,647, or (8)% below revenues of $8,393,868 for the same period during 1996. The decrease in revenues during the current fiscal year of $666,221 is primarily attributable to a decrease in the number of contracts, and therefore, the number of direct employees generating revenue during the current fiscal period compared to the previous fiscal year.

ARM's direct cost of services decreased $318,444 or 6%, from $5,207,341 during the year ended May 31, 1996, to $4,888,897 during the same period in 1997. ARM's decrease in direct costs consisted of a decrease in direct labor and a decrease in subcontract, material and equipment charges. The decrease in direct labor related to a decrease in the number of contracts being performed at the Company's headquarters, as well as a decrease in the number of employees doing work at customer sites.

ARM's indirect operating costs decreased $237,359 or 12%, from $1,902,456 during the year ended May 31, 1996, to $1,665,097 during the year ended May 31, 1997. This decrease is directly related to a decrease in the amount of indirect labor being charged to overhead, as well as a decrease in fringe benefit costs incurred as a result of fewer staff.

ARM's general and administrative ("G&A") expenses decreased $26,378 or 3%, from $934,453 in 1996, to $908,075 during 1997. The decrease in ARM's G&A expenses was directly attributable to the reduction in ARM's G&A staff during the current year which was partially offset by an increase in professional fees.

As a result of the foregoing, ARM realized operating income for the year ended May 31, 1997, of $265,578 compared to operating income of $349,618 for the same period during 1996. The $84,040 decrease in ARM's 1997 operating margin was primarily related to a decrease in fees realized on ARM's contracts due to the higher indirect rates realized by ARM during 1997, in particular its general and administrative rate, as well as, a decrease in award fees being realized on the Company's largest contract.

ARM's interest and other expenses decreased $288,968 or 51%, from $562,507 for the year ended May 31, 1996, to $273,539 during the year ended May 31, 1997. Net interest expense decreased $218,401 or 58% from 1996. The decrease in interest costs was the result of ARM not accruing any interest on either the delinquent employee 401(k) contributions nor the unpaid federal withholding taxes (relating to its pre-petition liabilities) during the current fiscal year when compared to the same period in 1996. Other expenses also decreased $70,567 during the year ended May 31, 1997. This was primarily due the fact that ARM did not record any penalties during the current period because the accrual of penalties and interest is stayed as a result of the Company filing for protection under Chapter 11 of the United States Bankruptcy Code. The decrease in penalties of $152,963 was offset by the increase in other expenses of $22,396 and $60,000 of expenses associated with the sale of a majority of ARM's assets.

ARM sustained a net loss before income taxes of $(164,785) for the year ended May 31, 1997, compared to a net loss of $(241,652) during the same period last year. The primary reasons for this improvement were the lower interest and penalty costs realized during 1997, offset by the increase in bankruptcy related professional fees.


LIQUIDITY AND CAPITAL RESOURCES - 1997 COMPARED TO 1996
-------------------------------------------------------
Total assets decreased $283,518 or 16%, from $1,797,620 at May 31, 1996, to $1,514,102 at May 31, 1997. Total liabilities on the other hand decreased from $3,899,769 to $3,832,358 over the same period, or a decrease of $67,411, or 2%.

The most significant reason for the decrease in total assets was the decrease in accounts receivable. At May 31, 1997, the Company had $955,207 and $210,542 in billed and unbilled receivables, respectively. Billed receivables decreased $135,654 or 12% from May 31, 1996, while unbilled receivables decreased $223,282 or 51% from May 31, 1996. The decrease in billed accounts receivable was primarily the result of the decreases in the average amount billed due to decreases in revenues. The decrease in unbilled accounts receivable consisted of: approximately $90,000 related to the write down of unbilled receivables resulting from audit adjustments for the years ended May 31, 1994, 1995 and 1996 which were completed during 1997. Additionally, during May 1997, the Company billed the majority of all of the work performed during May 1997.

The most significant reasons for the $249,690 increase in post-petition liabilities collectively, were increases in: accounts payable of $256,709, accrued salaries and benefits of $51,983, accrued payroll taxes of $72,428 and other accrued expenses of $76,122, while notes payable decreased by $140,542 and the provision for contract losses decreased by $60,000. The increase in accounts payable related primarily to unpaid professional fees related to the bankruptcy proceeding, which must be court approved by the Bankruptcy Court before they can be paid. The primary reason for the increase in accrued salaries and benefits was the increase in accrued wages earned by employees (5 days at May 31, 1997 as compared to 4 days at May 31, 1996). The primary reason for the increase in the accrued payroll taxes and withholdings related to the last payroll paid during May 1997. Taxes for that payroll were not due until June 1997. The increase in other accrued liabilities related to accrued professional fees as well as expenses related to the sale of ARM's assets.
The provision for contract losses was eliminated at May 31, 1997, since all of the incurred cost audits through May 31, 1996 were finalized, and therefore, the unbilled receivables were adjusted to reflect the audit results.

The decrease in pre-petition liabilities of $(317,101) included decreases of:
$(78,620) in accounts payable, $(40,589) in accrued salaries and related benefits, and $(205,388) of accrued payroll taxes and withholdings. The decrease in pre-petition accounts payable resulted from two customers offsetting their pre-petition receivable claims against their pre-petition payable claims. These two customers were both customers and vendors of ARM, and according to bankruptcy rules, have the right to offset amounts owed to them by the amounts owed by them. The decrease in pre-petition accrued salaries and benefits related to the decrease in pre-petition accrued vacation, the payment for which was authorized by a Bankruptcy Court order. The decrease in pre-petition accrued taxes and withholdings included $180,000 of monthly payments being made by ARM to the IRS under court order, plus the collection of a $29,442 in pre-petition accounts receivable which was to be paid to the IRS as part of the same court order.

The Company's working capital deficit increased by 7% during the year ended May 31, 1997, from a deficit of $(2,273,810) at May 31, 1996 to a deficit of $(2,433,340) at May 31, 1997.


Filing of Chapter 11 Petition by ARM
------------------------------------
The following is a chronology of the events leading up to ARM filing for protection under Chapter 11 of the United States Bankruptcy laws on April 2, 1996, as well as a discussion of what has happened since the filing and subsequent signing of an agreement to sell the majority of ARM's assets to a third party purchaser.

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

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its primary lender) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April, 1996, towards its arrearage with the IRS. The April payment consisted of $13,600 in cash seized by the IRS on April 1, 1996. Subsequent monthly payments have been and will continue to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $139,700 and consisted of final vouchers on 14 old contracts). In addition, as part of the agreement with the IRS, and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.


Sale of ARM's Government Contracts
----------------------------------
ARM informed the Bankruptcy Court and the IRS that it would continue to pursue the sale of substantially all of ARM's assets. To that end, ARM placed ads in several newspapers, including THE WALL STREET JOURNAL. ARM received approximately 34 inquires to these ads. During May and June 1996, the Company sent information about ARM to 18 Companies and held serious discussions with 7 Companies concerning the sale of ARM's assets.

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

During August 1996, management and ARM's bankruptcy attorney negotiated a contract, which was signed on August 30, 1996. A Bankruptcy Court order documenting the bidding procedure as well as the related asset purchase agreement was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale also required the approval of a majority of the Company's shareholders. On October 30, 1996, at the Company's Annual Meeting of Shareholders, a majority of the Company's shareholders approved the sale. The sale was also subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of the novation was expected to take approximately 60 to 90 days from submission. On January 31, 1997, because novation by the government had not occurred, the purchaser chose to terminate the purchase agreement.

During February 1997, management met with several other interested purchasers, including the other three bidders that had attended the July 1996, hearing.
On March 3, 1997, the Company accepted a new contract for the sale of certain of ARM's assets for $1.475 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, which was scheduled for April 11, 1997. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC. The purchase price was payable as follows: $1,172,400 of cash at closing, $322,400 payable over three years and the assumption of liabilities totaling $255,200.

Because of the change in the purchase price as well as in the distribution of funds, the original SAC contract required modifications. An amendment to the contract reflecting these changes was signed on April 16, 1997. A Bankruptcy Court order documenting the bidding procedure was approved by the Bankruptcy Court on May 30, 1997. The sale was subject to the successful novation of ARM's government contracts, which request was approved on June 19, 1997, at which time the sale was completed.

The following is a list of the purchased and excluded assets:

      PURCHASED ASSETS                       EXCLUDED ASSETS

-  All contracts rights (including      -  ARM's charter and status as a
   project contracts),                     corporation, its minute book,
-  All inventory,                          stock transfer records, and
-  All books and records,                  similar records relating to
-  All furniture, fixtures and             ARM's organization, existence
   equipment,                              or capitalization, and the
-  All proprietary rights (patents,        capital stock of ARM,
   etc.),                               -  Billed accounts receivable as
-  All unbilled accounts receivable        of closing,
   relating to expired contracts as     -  Intercompany receivables,
   of January 31, 1997,                 -  All of ARM's cash accounts,
-  All other unbilled accounts          -  ARM's rights to occupy real
   receivable as of the closing date.      property pursuant to leases of real
                                           property and any leasehold
                                           improvements made thereto,
                                        -  Any other property identified by
                                           the Purchaser prior to the closing.


Plan of Reorganization/Payment and Pre-Petition Liabilities
-----------------------------------------------------------
After the sale has been completed, ARM will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 90 days of the completion of the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS; 3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.


Collection of the Inter-Company Amounts owed to ARM
---------------------------------------------------
As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS's and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of May 31, 1997, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of May 31, 1997.
Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.


Impact on ARC after the Sale of ARM is Completed
------------------------------------------------
During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale will transfer essentially all of ARM's assets and operations to the Purchaser and eliminate all of ARM's revenues. Therefore, ARS and ARInternet will be the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of May 31, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

The space previously occupied by ARM was not covered by the Bankruptcy proceeding, since the lease is held by ARC. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective March 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. Effective August 1, 1997, the Company signed a second lease amendment that reduced its rental obligation by an additional 6,462 sq. ft. to 2,272 sq. ft. The remaining 2,272 sq. ft. will be vacated by September 30, 1997. In return for reducing the space the landlord required ARC to pay a total of $19,068, payable monthly at $1,362 over the balance of the lease, plus forfeiture of the $5,650 deposit held by the landlord. This settlement with the landlord will save the Company more than $103,500 over the remainder of the lease. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

The sale of ARM, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


INFLATION
---------
The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
                                                                         Page
                                                                        ------
Index to Consolidated Financial Statements and Supplementary Data:
-----------------------------------------------------------------
Report of Independent Auditors                                           22-23

Financial Statements:

     Consolidated Balance Sheets - May 31, 1997 and 1996                 24-25

     Consolidated Statements of Operations - Years Ended
     May 31, 1997 and 1996                                                  26

     Consolidated Statements of Changes in Stockholders'
     Deficit - Years Ended May 31, 1997 and 1996                            27

     Consolidated Statements of Cash Flows - Years Ended
     May 31, 1997 and 1996                                               28-29

     Notes to Consolidated Financial Statements                          30-45

     The Financial Statement Schedules and Exhibits
     are Listed in Part III Item 14                                         20



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

On August 25, 1997, the Company's Board of Directors approved a change in the Company's certifying accountant. The change was effective August 25, 1997.

The independent accountants who were previously engaged as the principal accountant to audit the Company's financial statements were Friedman & Fuller, P.C., Certified Public Accountants. The reports of Friedman & Fuller, P.C., covering the Company's 1996, 1995 and 1994 consolidated financial statements contain a going concern qualification. Other than the foregoing, none of Friedman & Fuller, P.C.'s reports over the past two (2) years on the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or was modified as to uncertainty, audit scope of accounting principles. Nor have there been any disagreement with the Company and Friedman & Fuller, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two (2) years and through the date of this report on Form 8-K.

The Company has retained the accounting firm of Aronson, Fetridge and Weigle, A Professional Corporation, Certified Public Accountants, to serve as the Company's principal accountant to audit the Company's financial statements. This engagement is effective August 25, 1997.

Prior to its engagement as the Company's principal independent accountant, Aronson, Fetridge and Weigle has not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                   PART III
                                   --------


ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Part III, Items 9, 10, 11 and 12, are incorporated by reference from the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of May 31, 1997.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  Certain documents filed as part of the Form 10-KSB
                                                                          Page
                                                                          ----
          (1)  The financial statements included are listed in
               Part II Item 7                                               18

     (b)  Reports on Form 8-K.

          The Company did not file any Current Report on Form 8-K during the quarter ended May 31, 1997.

     (c)  Index to Exhibits                                                 46



           All schedules not included herewith are presented in the footnotes to the consolidated financial statements or are not applicable.

                         APPLIED RESEARCH CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Applied Research Corporation:

We have audited the accompanying consolidated balance sheet of Applied Research Corporation and subsidiaries as of May 31, 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Research Corporation and subsidiaries as of May 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern: however, the Company had net working capital and stockholders' capital deficits as of May 31, 1997, as well as a history of losses. As discussed in Note 3, the Company's principal subsidiary has filed for reorganization under Chapter 11 of the United States Bankruptcy Code and, subsequent to year end, substantially all of its contract rights and certain other assets were sold to a third party. This subsidiary has served as the main source of cash flow for the Company and has provided continued funding (through the date of the bankruptcy filing) to the Company's two other subsidiaries, both of which have a history of losses and both of which have substantial working capital and stockholders' capital deficits.
The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



          ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
August 25, 1997

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Applied Research Corporation:

We have audited the accompanying consolidated balance sheet of Applied Research Corporation and subsidiaries as of May 31, 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Research Corporation and subsidiaries as of May 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern: however, the Company had net working capital and stockholders' capital deficits as of May 31, 1996, as well as a history of losses. As discussed in Note 3, the Company's principal subsidiary has filed for reorganization under Chapter 11 of the United States Bankruptcy Code and is subject to a pending agreement under which substantially all of its contract rights and certain other assets are to be sold to a third party. This subsidiary has served as the main source of cash flow for the Company and has provided continued funding (through the date of the bankruptcy filing) to the Company's two other subsidiaries, both of which have a history of losses and both of which have substantial working capital and stockholders' capital deficits. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



          FRIEDMAN & FULLER, P.C.

Rockville, Maryland
August 18, 1996, except for Note 3,
 as to which the date is August 31, 1996

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1997 AND 1996
                                                     1997
                                                   Pro-Forma
                                                 Giving Effect
                                                to Sale of ARM
                                      1997     (Notes 3 and 15)     1996
                                   ----------- ---------------- -------------
ASSETS
------
CURRENT ASSETS
    Cash (Note 2)                  $   228,414    $   440,210    $    78,689
    Accounts receivable, net
      (Notes 3, 4, 5 and 15)         1,165,749        955,207      1,524,685
    Due from Space Applications
      Corporation, short-term
      (Note 15)                              -         34,900              -
    Inventory, at cost (Note 2)          2,546          2,546          1,492
    Other current assets                 2,309          2,309         21,093
                                   -----------    -----------    -----------
TOTAL CURRENT ASSETS                 1,399,018      1,435,172      1,625,959
                                   -----------    -----------    -----------
PROPERTY AND EQUIPMENT, AT COST
  (Notes 2, 3, 5 and 15)
  Furniture and equipment              167,741         20,728        167,405
  Computer equipment                   488,295        133,195        462,206
  Laboratory equipment                 121,426              -        121,426
  Leasehold improvements                22,322            200         22,322
                                   -----------    -----------    -----------
                                       799,784        154,123        773,359
  Less accumulated depreciation
    and amortization                   717,713         99,193        640,589
                                   -----------    -----------    -----------
NET PROPERTY AND EQUIPMENT              82,071         54,930        132,770
                                   -----------    -----------    -----------
INTANGIBLE ASSETS, NET OF
  AMORTIZATION (Notes 2, 3 and 15)      25,654          3,997         32,276
                                   -----------    -----------    -----------
OTHER ASSETS
  Deposits                               7,359          7,359          6,615
  Due from Space Applications
    Corporation, long-term
    (Note 15)                                -        287,500              -
                                   -----------    -----------    -----------
TOTAL OTHER ASSETS                       7,359        294,859          6,615
                                   -----------    -----------    -----------
TOTAL ASSETS                       $ 1,514,102    $ 1,788,958    $ 1,797,620
                                   ===========    ===========    ===========

       See accompanying notes to the consolidated financial statements.

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - Continued
                             MAY 31, 1997 AND 1996
                                                     1997
                                                   Pro-Forma
                                                 Giving Effect
                                                to Sale of ARM
                                      1997     (Notes 3 and 15)     1996
                                   ----------- ---------------- -------------
LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject
  to compromise:
    Notes payable (Note 5)         $   512,121    $   512,121    $   689,563
    Loans payable to officers
      and directors (Note 13)           41,900         41,900          4,000
    Accounts payable                   419,023        419,023        162,314
    Accrued salaries and benefits
      (Notes 6 and 7)                  228,557        137,046        176,574
    Accrued payroll taxes and
      withholdings (Notes 2 and 8)     129,571        129,571         57,143
    Other accrued liabilities          153,787        153,787         77,665
    Billings in excess of costs
      and anticipated profits                -              -          9,999
    Deferred revenue (Note 2)           30,035         30,035         27,635
    Income taxes payable (Note 9)        1,000          1,000          1,411
    Provision for contract losses            -              -         60,000
                                   ------------   ------------   ------------
  Total liabilities not subject
    to compromise                    1,515,994      1,424,483      1,266,304
                                   ------------   ------------   ------------
  Liabilities subject to
    compromise: (Note 3)
      Accounts payable                 325,192        275,192        403,812
    Accrued salaries and benefits
      (Notes 6 and 7)                  820,562        385,856        861,151
    Accrued payroll taxes and
      withholdings (Note 8)            725,406        166,039        930,794
    Accrued interest and
      penalties (Notes 7 and 8)        445,204        395,571        437,708
                                   ------------   ------------   ------------
  Total liabilities subject to
    compromise                       2,316,364      1,222,658      2,633,465
                                   ------------   ------------   ------------
TOTAL CURRENT LIABILITIES            3,832,358      2,647,141      3,899,769
                                   ------------   ------------   ------------
TOTAL LIABILITIES                    3,832,358      2,647,141      3,899,769
                                   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value,
  40,000,000 shares authorized,
  none issued                                -              -              -
Common stock, $.0005 par value,
  60,000,000 shares authorized,
  6,311,083 shares issued and
  outstanding in 1997 and 1996
  (Notes 11 and 12)                      3,155          3,155          3,155
Capital in excess of par value       1,140,529      1,140,529      1,140,529
Accumulated deficit                 (3,461,940)    (2,001,867)    (3,245,833)
                                   ------------   ------------   ------------
TOTAL STOCKHOLDERS' DEFICIT         (2,318,256)      (858,183)    (2,102,149)

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 5, 7, 8, 10,
   11, 12 and 15)                  ------------   ------------   ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT            $ 1,514,102    $ 1,788,958    $ 1,797,620
                                   ===========    ===========    ===========

        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 1997 AND 1996

                                                   1997             1996
                                               ------------     ------------
Revenue (Notes 2 and 15)                       $    542,575     $   563,596
                                               -------------    ------------
Operating costs and expenses:
  Direct cost of services                           180,150         259,772
  Indirect operating costs                                -          31,743
  General & administrative expenses                 405,749         592,457
                                                ------------    -------------
Total operating costs and expenses                  585,899         883,972
                                               -------------    ------------
Operating loss from continuing operations           (43,324)       (320,376)
                                               -------------    ------------
Other expense:
  Interest expense, net                               1,531              88
  Consulting expense associated with
    stock awards (Note 11)                                -          89,063
  Penalties                                           4,927           3,711
  Other, net                                            921           2,166
                                               -------------    ------------
Total other expense                                   7,379          95,028
                                               -------------    ------------
Loss before discontinued operations,
  reorganization items and income taxes             (50,703)       (415,404)
                                               -------------    ------------
Loss from discontinued operations before
  reorganization items (Note 15)                     (7,961)       (212,889)
Reorganization items:
  Professional fees                                (156,824)        (28,763)
                                               -------------    ------------
Loss from discontinued operations                  (164,785)       (241,652)
                                               -------------    ------------
Loss before income taxes                           (215,488)       (657,056)

Income taxes (Note 9)                                   619               -
                                               -------------    ------------
Net loss                                       $   (216,107)    $  (657,056)
                                               =============    ============
Net loss per common share:
  Loss before discontinued operations          $      (0.01)    $     (0.07)
  Loss from discontinued operations                   (0.03)          (0.04)
                                               -------------    ------------
  Net loss per common share                    $      (0.03)    $     (0.11)
                                               =============    ============
Weighted average number of shares
  outstanding                                     6,311,083       6,214,817
                                               =============    ============

        See accompanying notes to the consolidated financial statements

                                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       YEARS ENDED MAY 31, 1997 AND 1996

                                       Common
                                        Stock       Capital in
                                         Par         Excess of         Accumulated      Stockholders'
                                        Value        Par Value           Deficit           Deficit
                                       -------      -----------       ------------      ------------
Balance May 31, 1995                   $ 2,972      $ 1,026,649      $(2,588,777)       $(1,559,156)

Conversion of convertible note
  to common stock (Note 11)                 33           24,967                -             25,000

Stock awards (Note 11)                     150           88,913                -             89,063

Net loss                                     -                -         (657,056)          (657,056)
                                       -------      -----------      ------------       ------------
Balance May 31, 1996                     3,155        1,140,529       (3,245,833)        (2,102,149)

Net loss                                     -                -         (216,107)          (216,107)
                                       -------      -----------      ------------       ------------
Balance May 31, 1997                   $ 3,155      $ 1,140,529      $(3,461,940)       $(2,318,256)
                                       =======      ===========      ============       ============



            See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 1997 AND 1996

                                                      1997           1996
                                                  -------------  ------------
Cash flows from operating activities:
  Cash received from customers                    $ 8,561,558    $ 9,189,228
  Cash paid to suppliers and employees             (7,922,503)    (8,530,333)
  Interest paid                                      (165,539)      (268,729)
  Income taxes paid                                    (1,000)       (18,449)
                                                  ------------   ------------
  Net cash provided from operating activities
    before reorganization items                       472,516        371,717
                                                  ------------   ------------
  Operating cash flows from reorganization items:
    Professional fees paid for services rendered
      in connection with the Chapter 11 proceeding   (156,824)       (28,763)
                                                  ------------   ------------
  Net cash used by reorganization items              (156,824)       (28,763)
                                                  ------------   ------------
Net cash provided from operating activities           315,692        342,954
                                                  ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                (26,425)       (61,175)
                                                  ------------   ------------
Net cash used in investing activities                 (26,425)       (61,175)
                                                  ------------   ------------
Cash flows from financing activities:
  Proceeds from loans from officers and directors      37,900          4,000
  Proceeds from equipment loans - post-petition         9,774              -
  Proceeds of loans from receivables assignment -
    pre-petition                                            -      6,299,537
  Proceeds of loans from receivables assignment -
    post-petition                                   6,466,890      1,430,489
  Repayment of loans from receivables assignment -
    pre-petition                                       24,800     (6,568,076)
  Repayment of loans from receivables assignment -
    post-petition                                  (6,627,610)    (1,342,530)
  Repayment of equipment loan - pre-petition                -        (41,538)
  Repayment of equipment loan - post-petition          (1,696)             -
                                                  ------------   ------------
Net cash used in financing activities                (139,542)      (218,118)
                                                  ------------   ------------
Net increase in cash                                  149,725         63,661

Cash at the beginning of year                          78,689         15,028
                                                  ------------   ------------
Cash at the end of year                           $   228,414    $    78,689
                                                  ============   ============

        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                       YEARS ENDED MAY 31, 1997 AND 1996

                                                      1997           1996
                                                  -------------  ------------
Reconciliation of net loss to net cash
  provided from operating activities:

Net loss                                          $  (216,107)   $  (657,056)

Adjustments to reconcile net loss to net cash
  provided from operating activities:
  Depreciation                                         77,124         77,722
  Amortization                                          6,622         25,776
  Provision for contract losses                       (60,000)        20,000
  Consulting expense associated with stock awards           -         89,063
  Changes in assets and liabilities:
    Decrease in accounts receivable                   358,936        268,168
    Decrease (increase) in inventory                   (1,054)         2,217
    Decrease in other current assets                   18,784         39,726
    Increase in intangible assets                           -           (695)
    Decrease (increase) in other assets                  (744)        34,460
    Decrease in accounts payable - pre-petition       (78,620)      (145,483)
    Increase in accounts payable - post-petition      256,709        162,314
    Decrease in accrued salaries and
       benefits - pre-petition                        (40,589)      (354,133)
    Increase in accrued salaries and
       benefits - post-petition                        51,983        176,574
    Increase (decrease) in accrued payroll taxes
       and withholdings - pre-petition               (205,388)       449,218
    Increase in accrued payroll taxes and
       withholdings - post-petition                    72,428         57,143
    Increase in accrued interest and penalties -
       pre-petition                                     7,496         75,128
    Increase in other accrued liabilities -
       post-petition                                   76,122         77,665
    Decrease in billings in excess of costs
       and anticipated profits                         (9,999)       (49,595)
    Increase in deferred revenue                        2,400         13,191
    Decrease in income taxes payable                     (411)       (18,449)
                                                  ------------   ------------
Net cash provided from operating activities       $   315,692    $   342,954
                                                  ============   ============

Supplemental disclosure of cash flow information:

During the year ended May 31, 1996, the holder of a $25,000 note converted the note into 66,667 shares of common stock of the Company (See Note 11 for additional information).

During the year ended May 31, 1996, two companies were issued 300,000 shares of common stock as compensation for their services under consulting agreements (See Note 11 for additional information).

        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1997 AND 1996


1.   ORGANIZATION
     ------------
Applied Research Corporation is organized under the laws of the state of Colorado and is comprised of two wholly-owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and one majority-owned subsidiary, ARInternet Corporation ("ARInternet"). In addition, the Company formed ARInstruments Division ("ARInstruments"), an unincorporated commercial instrumentation division of ARM.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------
The accompanying consolidated financial statements include the accounts of Applied Research Corporation and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CONTRACT REVENUE
----------------
Revenue on cost-plus fixed fee contracts is recorded on the basis of recoverable direct costs incurred plus indirect expenses and the allocable portion of the fixed fee. Fixed price contracts are accounted for under the percentage of completion method measured by cost of services performed to total estimated cost of services. Revenue under time and material contracts is recorded at negotiated rates as labor hours and other direct costs are incurred. Cost-to-complete estimates are reviewed periodically and revised as required and a provision for estimated losses on contracts is recorded when identified.

All contract costs, including direct and indirect costs are subject to audit by the Defense Contract Audit Agency ("DCAA") and ultimate reimbursement of costs is contingent upon the outcome of such audits. As of May 31, 1997, the DCAA has completed audits for the years 1982 to 1996 and all adjustments resulting from these audits are reflected in the consolidated financial statements presented.

In the opinion of management, adequate provision has been made in the accompanying consolidated financial statements for adjustments, if any, which may result from the audit for fiscal year 1997.


SOFTWARE REVENUE
----------------
ARS resells software products developed by other companies as well as state of the art proprietary software products developed by the Company for use in the scientific and engineering communities. Revenue is recorded when the software program is shipped to the customer.


SUBSCRIPTION REVENUE
--------------------
ARInternet provides online computer access to the internet (information super highway). ARInternet offers monthly, quarterly, semi-annual and annual subscriptions to its customers. These subscriptions are billable in advance. ARInternet recognizes revenue on an as-earned basis. Deferred revenue is recorded for amounts received from customers in advance. Subscriptions may be canceled by the customer at any time, upon written notice.


CASH EQUIVALENTS
----------------
Cash equivalents are defined as highly liquid short-term investments whose maturity dates do not extend past three months from the original date of purchase. At May 31, 1997, the Company held no such investments. At May 31, 1997, ARM held $145,840 of cash that is restricted, as follows.

                        Description                 Amount
             --------------------------------     ----------
             Held for ARM withholding taxes       $ 101,226
             Held for 401(k) Plan (see Note 7
               to the Consolidated Financial
               Statements)                           44,614
                                                  ---------
             Total                                $ 145,840

INVENTORY
---------
Inventory consists principally of computer software and is stated at the lower of purchased cost or market. Cost is determined by using the first-in, first-out (FIFO) method.


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation of furniture, office equipment, lab equipment and computer equipment is computed on the straight-line method over the estimated useful economic lives of the assets, generally 3 to 5 years. Leasehold improvements are amortized over the estimated economic life of the improvement or the remaining term of the lease, whichever is shorter.


INTANGIBLE ASSETS
-----------------
Intangible assets consist of capitalized computer software costs and patent development costs.

Capitalized computer software costs consist of expenses associated with producing "product masters" for two products developed by ARS. These costs have been capitalized in accordance with Statement of Financial Accounting Standard #86 (SFAS No. 86). In accordance with SFAS No. 86, the annual amortization of these capitalized costs shall be the greater of the amount computed using (a) the ratio that current gross revenues for a particular product bear to the total of current and anticipated future gross revenues for the product or (b) the straight line method over the remaining estimated economic life of the product. At May 31, 1997 and 1996, net capitalized software costs were $3,997 and $9,325, net of accumulated amortization of $288,124 and $282,796, respectively. ARS began amortizing these costs on a product-by-product basis as the associated products became available for general release to customers. During the years ended May 31, 1997 and 1996, $5,328 and $24,483, respectively, in amortization expense had been recorded for products associated with the capitalized software development costs.

During the year ended May 31, 1995, the Company was granted two patents. The costs associated with obtaining these patents were capitalized and are being amortized over the life of the patents, which is 20 years from application, or approximately 18.5 years after notification of receipt.


DEFERRED OFFERING EXPENSES
--------------------------
During the year ended May 31, 1995, the Company paid approximately $30,500 of costs that were associated with arranging for the raising of additional capital in fiscal 1996, which effort was abandoned. As a result, these costs were charged to expense during the year ended May 31, 1996.


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
--------------------------------------------
The Company owns 95% of ARInternet which was formed during November 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at May 31, 1996 and 1997, no minority interest has been reflected in the consolidated financial statements. In the future, if ARInternet earns profits, to the extent that such profits attributable to the minority interest exceed the minority interest losses absorbed by the Company, such minority interest will be recognized in the financial statements.


USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
-------------------------------------------------------
The preparation if financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


INCOME TAXES
------------
Deferred income taxes result from temporary differences in the recognition of revenue and expenses for financial accounting and tax purposes. The principal source of temporary differences relates to differences in the amount of financial statement and tax treatment of net operating loss carryforwards, compensated absences, capitalized software development costs, certain accrued expenses and certain accrued contract amounts.


LOSS PER COMMON SHARE
---------------------
Loss per share of common stock has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.


RECLASSIFICATIONS
-----------------
Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. The 1996 Consolidated Statement of Operations has been changed to show the effect of the discontinued operations.


3. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF ARM AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
     --------------------------------------------------------------
On April 2, 1996, ARM (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the information provided in Note 14 under "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, including the Debtor's accounts receivable.

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and CFC (its lender - see Note 5) to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Subsequent monthly payments have been and will continue to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (the final vouchers on 14 old contracts, which totaled approximately $136,700). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations, most notably the installment obligation due to the IRS prior to the filing of the petition. The Debtor has curtailed accruing interest on all pre-petition obligations except the amounts owed CFC (See Note 5) because of the Bankruptcy filing. In addition, the Debtor has curtailed accruing interest on the unpaid amounts due to the 401(k) Plan, because of the Bankruptcy filing.


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

During August 1996 a Bankruptcy Court   order documenting the bidding procedure
as well as the related asset purchase agreement was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale also required the approval of a majority of the Company's shareholders. On October 30, 1996, at the Company's Annual Meeting of Shareholders, a majority of the Company's shareholders approved the sale. The sale was also subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of the novation was expected to take approximately 60 to 90 days from submission. On January 31, 1997, because novation by the government had not occurred, the purchaser chose to terminate the purchase agreement.

During February 1997, management met with several other interested purchasers, including the other three bidders that had attended the July 1996, hearing. On March 3, 1997, the Company accepted a new contract for the sale of certain of ARM's assets for $1.475 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, which was scheduled for April 11, 1997. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC. The purchase price was payable as follows: $1,172,400 of cash at closing, $322,400 payable over three years and the assumption of liabilities totaling $255,200.

Because of the change in the purchase price as well as in the distribution of funds, the original SAC contract required modifications. An amendment to the contract reflecting these changes was signed on April 16, 1997. A Bankruptcy Court order documenting the bidding procedure was approved by the Bankruptcy Court on May 30, 1997. The sale was subject to the successful novation of ARM's government contracts, which request was approved on June 19, 1997, at which time the sale was completed with payment of the cash portion of the purchase price being placed in escrow. The cash placed in escrow was subsequently disbursed to creditors. See Note 15 below.

The following is a list of the purchased and excluded assets:

       PURCHASED ASSETS                        EXCLUDED ASSETS

-  All contracts rights (including      -  ARM's charter and status as a
   project contracts),                     corporation, its minute book,
-  All inventory,                          stock transfer records, and
-  All books and records,                  similar records relating to
-  All furniture, fixtures and             ARM's organization, existence
   equipment,                              or capitalization, and the
-  All proprietary rights (patents,        capital stock of ARM,
   etc.),                               -  Billed accounts receivable as
-  All unbilled accounts receivable        of closing,
   relating to expired contracts as     -  Intercompany receivables,
   of January 31, 1997,                 -  All of ARM's cash accounts,
-  All other unbilled accounts          -  ARM's rights to occupy real
   receivable as of the closing date.      property pursuant to leases of real
                                           property and any leasehold
                                           improvements made thereto,
                                        -  Any other property identified by the
                                           Purchaser prior to the closing.


PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
-----------------------------------------------------------
After the sale has been completed, ARM will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 90 days of the completion of the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contracts rights plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS; 3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.


COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
---------------------------------------------------
As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS's and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of May 31, 1997, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of May 31, 1997. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.


IMPACT ON ARC AFTER THE SALE OF ARM IS COMPLETED
------------------------------------------------
During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale will transfer essentially all of ARM's assets and operations to the Purchaser and eliminate all of ARM's revenues.
Therefore, ARS and ARInternet will be the only remaining operating entities.
Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, has steadily increased its revenues and as of May 31, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

The space previously occupied by ARM was not covered by the Bankruptcy proceeding, since the lease is held by ARC. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective March 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. Effective August 1, 1997, the Company signed a second lease amendment that reduced its rental obligation by an additional 6,462 sq. ft. to 2,272 sq. ft.. The remaining 2,272 sq. ft. will be vacated by September 30, 1997. In return for reducing the space the landlord required ARC to pay a total of $19,068, payable monthly at $1,362 over the balance of the lease, plus forfeiture of the $5,650 deposit held by the landlord. This settlement with the landlord will save the Company more than $103,500 over the remainder of the lease. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

The sale of ARM, will dramatically change the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.



4.   ACCOUNTS RECEIVABLE
     -------------------
Accounts receivable are comprised of the following at May 31:

                                                1997          1996
                                            ------------  ------------
Billed accounts receivable, (1997
  includes $214,638 of May 1997
  expenses billed in June 1997)             $   963,686   $ 1,100,861
Unbilled costs, fees and retentions
  under cost-type contracts                     210,542       433,824
                                            ------------  ------------
                                              1,174,228     1,534,685
Less:  allowance for doubtful accounts            8,479        10,000
                                            ------------  ------------
Accounts receivable - net of allowance      $ 1,165,749   $ 1,524,685
                                            ============  ============

Principally all of the Company's revenues are generated from contracts with departments or agencies of the U.S. Government ("Government") and are subject to audit by Government auditors (see Note 2 - Contract Revenue). In 1997 and 1996, net sales to the Government or to prime contractors under Government contracts amounted to approximately $7,632,300 and $8,393,900, respectively.

The Company extends unsecured credit to essentially all of its customers. As of May 31, 1997 and 1996, billed accounts receivables included approximately $868,825 and $1,066,953, respectively, due from either the Government or from prime contractors under Government contracts.

In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets. In 1997 and 1996, accounts receivable of approximately $112,000 and $166,000 respectively are not expected to be realized within one (1) year. These amounts are comprised primarily of retainages on long-term contracts.


5.   NOTES PAYABLE
     -------------
Notes payable are comprised of the following at May 31:

                                                1997          1996
                                            ------------  ------------
    Notes payable to asset-based
       lending organization                   $ 504,043     $ 689,563

    Equipment loan                                8,078             -
                                              ---------     ---------
    Total notes payable                       $ 512,121     $ 689,563


On November 17, 1995, ARM entered into an agreement with a lender ("CFC") to provide financing at an interest rate of prime plus 4%, calculated on the mid-month and end-of-month balances. There is also a 0.65% service charge for each 15 day period on outstanding invoices.

Subsequent to the filing of the Chapter 11 petition in the Bankruptcy Court, CFC was granted a "First Lien" position in all post-petition financing. CFC has continued lending to ARM against its post-petition receivables. During July 1997, CFC was paid in full from the collection of the post-petition receivables secured by the agreement.

During September 1996, ARInternet entered into an equipment financing arrangement to provide capital to purchase equipment and related software. The loan carries an interest rate of 10% and is payable over two years and is secured by the equipment.


6.   ACCRUED SALARIES AND BENEFITS
     -----------------------------
Accrued salaries and benefits are comprised of the following at May 31:

                                                1997          1996
                                            ------------  ------------
Liabilities not subject to compromise:
  Accrued salaries                             $ 101,647     $ 122,681
     Accrued vacation                            104,072        35,403
     Retirement plan contributions
        (employer) (see Note 7)                    7,161         3,698
     Retirement plan contributions
        (employee) (see Note 7)                   13,912        14,792
     Retirement plan loan payments
        (employee)                                 1,765             -
                                               ---------     ---------
  Total accrued salaries and benefits -
     not subject to compromise                 $ 228,557     $ 176,574
                                               =========     =========
  Liabilities subject to compromise:
     Accrued vacation                          $ 253,627     $ 294,216
     Retirement plan contributions
        (employer) (see Note 7)                  203,449       203,449
     Retirement plan contributions
        (employee) (see Note 7)                  326,383       326,383
     Retirement plan loan payments
        (employee)                                37,103        37,103
                                               ---------     ---------
  Total accrued salaries and benefits -
     subject to compromise                     $ 820,562     $ 861,151
                                               =========     =========

As part of the agreement to sell the majority of assets of ARM, the purchaser has agreed to assume $255,200 of the combined pre and post-petition vacation liability. In addition, the purchase agreement provides for total combined payments to the 401(k) plan of $530,917.

7.   RETIREMENT PLAN
     ---------------
The Company has a retirement plan (401(k) Plan) which is available to all qualified employees. Employee contributions up to 10 percent of annual compensation, up to $9,500 for calendar year 1996, may be made to the plan. The Company provides matching funds up to 25 percent of the employee's contributions to the plan. The plan provides that forfeitures may be used to reduce the Company's contribution. The Company's matching funds, net of forfeitures, totaled $39,647 and $49,401 in 1997 and 1996, respectively.

As of April 2, 1996, ARM had not remitted employee contributions of $326,383, employer contributions of $203,449, and loan payments of $37,103, as well as $109,000 of accrued interest to the Plan. Prior to the filing of the bankruptcy ARM had accrued interest at the rate of 15% per annum on the unpaid employee withholdings and approximately 5% on the unpaid employer contributions.

During July, 1995, ARM agreed to and signed contract modifications on its two largest contracts with NASA. The contract modifications require ARM to remit an increasing portion of its fee earned on these two contracts directly to the 401(k) plan in order to reduce the past due amounts owed. The portion of the fees applied to the plan was 25% for the fees earned beginning January 1, 1995 and increased to 75% during calendar year 1995. Effective January 1, 1996, the percentage increased to 100%. The contract modifications will remain in effect until all past due amounts owed the 401(k) plan have been repaid. Through April 2, 1996, fees totaling $80,274 earned under these contracts had been remitted to the 401(k) plan in accordance with the contract modifications. Although ARM continued to segregate these monies collected after the filing of the bankruptcy these funds were not remitted to the Plan since they were pre-petition claims. These modifications were eliminated upon novation of these contracts to SAC.

The Company's failure to remit 401(k) contributions in a timely fashion and/or bring its past due obligations current may subject the Company to legal proceedings seeking to collect unpaid contributions, together with interest thereon, liquidated damages and attorney's fees.

During December 1995, the Department of Labor ("DOL") conducted an investigation into the Company's 401(k) Plan and the status of the past due contributions. There has been no indication that the DOL will impose any fines and/or penalties as a result of the past due contributions therefore no estimates can be made regarding any potential additional liabilities. At May 31, 1997, other than the interest that has already been accrued as discussed above, no additional amounts have been recorded.


8.   WITHHOLDING TAXES
     -----------------
As of April 2, 1996, ARM had not remitted pre-petition federal payroll tax withholdings and unemployment taxes totaling $764,755. ARM has accrued penalties and interest on those delinquent amounts totaling approximately $315,000 through April 2, 1996. As of May 31, 1997, $559,367 of the pre-
petition federal payroll tax withholdings and unemployment taxes remained outstanding, which were paid upon the closing of the ARM sale.

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

The tax effects of temporary differences computed at statutory rates in effect as of May 31, 1997 and 1996 are as follows:

                                                                   Net
Deferred tax assets:                1997          1996           Change
                                 -----------   -----------    ------------
  Accrued vacations              $   39,000    $   78,000     $   (39,000)
  Bad debt allowances                 3,000         4,000          (1,000)
  Reserves for contract losses            -        24,000         (24,000)
  Unfunded pension (employer)        80,000        81,000          (1,000)
  Unfunded pension (employee)        23,000       131,000        (108,000)
  Depreciation                       15,000         2,000          13,000
  Accrued interest                   70,000        72,000          (2,000)
  Deferred revenue                   12,000        11,000           1,000
  N.O.L. carryforward               733,000       544,000         189,000
                                 -----------   -----------    ------------
                                    975,000       947,000          28,000

  Valuation allowance              (926,000)     (877,000)        (49,000)
                                 -----------   -----------    ------------
                                 $   49,000    $    70,000    $   (21,000)
                                 ===========   ===========    ============
Deferred tax liabilities:
  Retainages                     $  (43,000)   $  (66,000)    $    23,000
  Capitalized software               (6,000)       (4,000)         (2,000)
                                 -----------   -----------    ------------
                                 $  (49,000)   $  (70,000)    $    21,000
                                 ===========   ===========    ============

The net increase in the deferred tax asset valuation allowance during the 1997 was $49,000. In recognizing its deferred tax assets, the Company has used assumptions about levels of future pretax income that are consistent with historical results.

The Company had a net loss for federal income tax purposes for fiscal years 1997 and 1996. A provision for current state income taxes for fiscal year 1997 of $619 has been included in the determination of net income. This provision arises from the reporting of taxable income by the Company's ARM subsidiary on its separately filed state returns.

The Company has unused net operating loss (NOL) carryforwards of approximately $1,900,000 for consolidated federal and state income tax purposes. These carryforwards expire between fiscal years 2004 and 2012, if not previously used.


10.  LEASE COMMITMENTS
     -----------------
The Company has a noncancelable operating lease for its office facilities which expires September 1998. This lease is subject to standard real estate escalation factors and building operating expense pass-throughs. Effective August 1, 1997, the Company signed a lease amendment that reduced its rental obligation on the ARM space by 6,462 sq. ft. to 2,272 sq. ft.. The remaining 2,272 sq. ft. will be vacated by September 30, 1997, leaving only 2,561 sq. ft. under lease. (See Note 3 for details of the settlement agreement.)

Rental expense for operating leases was approximately $201,600 and $212,200 for the years ended May 31, 1997, and 1996, respectively.

Future minimum operating lease payments on the noncancelable leases are as follows:

               Fiscal Year
               -----------
                  1998                            $  84,500
                  1999                               19,200
                                                  ---------
                                                  $ 103,700
                                                  =========


11.  COMMON STOCK ISSUED/WARRANTS EXERCISABLE
     ----------------------------------------
In a 1995 Registration Statement, the Company registered with the Securities and Exchange Commission 920,000 shares of restricted common stock and 184,000 shares of common stock purchase warrants convertible at $0.75 per share issued to the president of the Company upon conversion of $230,000 of debt, and 66,667 shares convertible at $0.375 per share issuable upon the conversion of an outstanding $25,000 convertible note. The holder of the convertible note converted the note into 66,667 shares of common stock of the Company. The 184,000 common stock warrants discussed above expired in November 1996.

During August, 1995, the Company entered into two (2) agreements with New York-based companies to provide public relations services for the Company and to find and attract market makers for the Company's common stock. As compensation, the Companies were to receive up to a total of 400,000 shares of the Company's common stock. The Company registered with the Securities and Exchange Commission the stock issued pursuant to these agreements. Both agreements were cancelable by the Company at any time. All of the stock represented by these two agreements (800,000 shares) was issued in escrow pending release as specified in the agreements. Upon the release of the stock, the Company recorded compensation expense equal to the average of the bid and asked prices (approximately $0.30 a share) on the date the agreements were signed. During fiscal 1996, a total of 150,000 shares was released to each of these Companies, resulting in the recognition of $89,063 in consulting expense. During December 1995, the Company and the consulting companies agreed to terminate these agreements. Therefore, the remaining 500,000 shares will not be released and are considered to be unissued.

During January 1995, the Company entered into consulting agreements with two individuals. These consultants agreed to provide various services to the Company including identifying potential analysts, broker-dealers, underwriters, market-makers, money managers, financial planners, investors, and/or other new sources of capital, as well as, providing investor and stockholder relations and identifying any potential acquisitions and/or joint ventures. As compensation for these services, the Company agreed to pay these individuals up to 3.5% of any capital raised and has granted each of these individuals Class A common stock warrants exercisable to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.375 per share. The Company agreed to register with the Securities and Exchange Commission the stock underlying these warrants. The warrants were exercisable for a period of two years and expired in March 1997.


12.  STOCK OPTION PLAN
     -----------------
Under the terms of its 1986 stock option plan, options to purchase shares of the Company's common stock were granted at $.50 per share, which was the market price at the time of the reorganization of the Company. All shares were exercisable over a 5 year period at 20 percent per year and if unexercised, expire 10 years from the date of grant. As of May 31, 1997, there were options outstanding to purchase 51,000 shares of the Company's common stock, which expire during fiscal year 1998.

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

The following is a summary of transactions for common shares under options:

     Stock Under Options:                            1997           1996
                                                   --------       --------
     Outstanding, beginning of year                251,000        220,000
     Granted during the year                             -         40,000
     Canceled or expired during year               (40,000)        (9,000)
                                                   --------       --------
     Outstanding, end of year                      211,000        251,000
                                                   --------       --------
     Shares eligible for exercise at
       end of year                                 131,000         91,000
                                                   ========       ========

As of May 31, 1997, no options issued under the plans have been exercised.


13.  RELATED PARTY TRANSACTION
     -------------------------
During fiscal 1996 and 1997, the President advanced $4,000 and $37,900, respectively, to ARS to cover operating expenses. These advances do not bear interest and are due on demand. Therefore these advances have been shown as short term loans payables in the accompanying financial statements.


14.  SIGNIFICANT CUSTOMERS
     ---------------------
For fiscal 1997, one customer of ARM accounted for approximately 33 percent (33%) of the Company's total revenue. This customer, NASA, had 8 contracts with the Company of which one contract provided 18 percent (18%) and a second provided 14 percent (14%) of total revenue. Another customer of ARM accounted for 56 percent (56%) of the Company's revenue during the year. This customer, Hughes Corporation ("Hughes"), had two contracts with the Company of which one provided 42 percent (42%) of total revenue.

For fiscal 1996, one customer of ARM accounted for approximately 35 percent (35%) of the Company's total revenue. This customer, NASA, had 10 contracts with the Company of which one contract provided 18 percent (18%) and a second provided 12 percent (12%) of total revenue. Another customer of ARM accounted for 47 percent (47%) of the Company's revenue during the year. This customer, Hughes Corporation ("Hughes"), had two contracts with the Company of which one provided 35 percent (35%) of total revenue. The Company maintained one contract with General Sciences Corporation ("GSC"), which contributed approximately 4 percent (4%) of total revenue. The Company had two contracts with the Naval Research Laboratory ("NRL") which accounted for 3 percent (3%) of the Company's revenue.


15.  DISCONTINUED OPERATIONS
     -----------------------
Because the Bankruptcy Court has approved the sale of substantially all of the assets of ARM, results from operations for ARM have been shown as discontinued operations for the years ended May 31, 1997 and 1996. Included with the consolidated balance sheet is a pro-forma balance sheet which reflects the effect of the ARM sale assuming it had been consummated on May 31, 1997.
ARM's balance sheet as of May 31, 1997, and a pro-forma balance sheet adjusted for the sale is shown below:

                                                                   Pro-Forma
                                                      As of        Adjusted
                                                  May 31, 1997     For Sale
                                                  ------------   ------------
ASSETS
------
CURRENT ASSETS
  Cash                                            $   230,122    $   441,918
  Accounts receivable from customers, net           1,112,416        901,874
  Intercompany advances receivable                  1,576,205      1,576,205
  Due from Space Application Corporation,
    short-term                                              -         34,900
  Other current assets                                  2,309          2,309
                                                  ------------   ------------
TOTAL CURRENT ASSETS                                2,921,052      2,957,206

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                             147,013              -
  Computer equipment                                  355,100              -
  Laboratory equipment                                121,426              -
  Leasehold improvements                               22,122              -
                                                  ------------   ------------
                                                      645,661              -
  Less accumulated depreciation and amortization      618,520              -
                                                  ------------   ------------
NET PROPERTY AND EQUIPMENT                             27,141              -

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                         21,657              -

OTHER ASSETS:
  Deposits                                              7,359          7,359
  Due from Space Applications Corporation,
    long-term                                               -        287,500
                                                  ------------   ------------
TOTAL OTHER ASSETS                                       7,359       294,859
                                                  ------------   ------------
TOTAL ASSETS                                      $ 2,977,209    $ 3,252,065
                                                  ============   ============

                                                                   Pro-Forma
                                                      As of        Adjusted
                                                  May 31, 1997     For Sale
                                                  -------------  -------------
LIABILITIES
-----------
CURRENT LIABILITIES:
  Liabilities not subject to compromise:
    Notes payable                                 $   504,043    $   504,043
    Accounts payable                                  278,260        278,260
    Accrued salaries and benefits                     193,178        101,667
    Accrued payroll taxes and withholdings             99,236         99,236
    Other accrued liabilities                         152,255        152,255
    Income taxes payable                                1,000          1,000
                                                  ------------   ------------
  Total liabilities not subject to compromise       1,227,972      1,136,461
                                                  ------------   ------------
  Liabilities subject to compromise:
    Accounts payable                                  325,192        275,192
    Accrued salaries and benefits                     820,562        385,856
    Accrued payroll taxes and withholdings            725,406        166,039
    Accrued interest and penalties                    445,204        395,571
                                                  ------------   ------------
  Total liabilities subject to compromise           2,316,364      1,222,658
                                                  ------------   ------------
TOTAL CURRENT LIABILITIES                           3,544,336      2,359,119


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
Investment by ARC                                   1,029,621      1,029,621
Accumulated deficit                                (1,596,748)      (136,675)
                                                  ------------   ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (567,127)       892,946
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                $ 2,977,209    $ 3,252,065
                                                  ============   ============

A summary of ARM's results from operations for the years ended May 31, 1997 and 1996, are shown below:

                                                      1997           1996
                                                  ------------   ------------
Revenue                                           $ 7,727,647    $ 8,393,868
                                                  ------------   ------------
Operating costs and expenses:
  Direct cost of services                           4,888,897      5,207,341
  Indirect operating costs                          1,665,097      1,902,456
  General & administrative expenses                   908,075        934,453
                                                  ------------   ------------
Total operating costs and expenses                  7,462,069      8,044,250
                                                  ------------   ------------
Operating profit from discontinued operations         265,578        349,618
                                                  ------------   ------------
Other expense:
  Interest expense, net                               160,684        379,085
  Expenses associated with the sale                    60,000              -
  Penalties                                             6,104        159,067
  Other, net                                           46,751         24,355
                                                  ------------   ------------
Total other expense                                   273,539        562,507
                                                  ------------   ------------
Loss from discontinued operations
  before reorganization items                          (7,961)      (212,889)
Reorganization items - professional fees             (156,824)       (28,763)
                                                  ------------   ------------
Loss from discontinued operations                 $  (164,785)   $  (241,652)
                                                  ============   ============

16. INDUSTRY SEGMENT INFORMATION
    ----------------------------
The Company's operations have been classified into three business segments:

                                      ARS          ARInternet    Consolidated
                                  -----------      ----------    ------------
Sales to unaffiliated customers:

    YEARS ENDED:
    -----------
    May 31, 1997                  $  80,121        $ 462,454       $ 542,575
    May 31, 1996                  $ 261,921        $ 301,675       $ 563,596

Operating income (loss) from
continuing operations before income
taxes and extraordinary item:

    YEARS ENDED:
    -----------
    May 31, 1997                  $ (31,790)       $ (11,534)      $ (43,324)
    May 31, 1996                  $(118,026)       $(202,350)      $(320,376)

Capital expenditures:

    YEARS ENDED:
    -----------
    May 31, 1997                  $       -        $  26,425       $  26,425
    May 31, 1996                  $       -        $  38,542       $  38,542

Depreciation and amortization:

    YEARS ENDED:
    -----------
    May 31, 1997                  $   7,754        $  36,603       $  44,357
    May 31, 1996                  $  29,372        $  25,977       $  55,349

Research and development costs:

    YEARS ENDED:
    -----------
    May 31, 1997                  $       -        $       -       $       -
    May 31, 1996                  $       -        $       -       $       -

Identifiable assets at:

    YEARS ENDED:
    -----------
    May 31, 1997                  $  23,271        $  89,827       $ 113,098
    May 31, 1996                  $  33,687        $  84,975       $ 118,662


Operating loss equals total net revenues less operating expenses. In computing operating loss, items comprising other income (expense) have not been added or deducted.

Identifiable assets by segment are those assets that are used in the Company's operations in each industry segment, net of intercompany eliminations.

                         APPLIED RESEARCH CORPORATION
                  FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1997
                               INDEX TO EXHIBITS

NUMBER     DESCRIPTION
------     -----------
 2.0 Reorganization Agreement between Dollar Ventures, Inc. and Applied Research Corporation (Note 1)
 3.1       Articles of Incorporation of Dollar Ventures, Inc. (Note 1)
 3.2       Amended Articles of Incorporation of Dollar Ventures, Inc. (Note 1)
 3.3       Articles of Incorporation of Applied Research Corporation (Note 1)
 3.4       Amended Articles of Incorporation of Applied Research Corporation
           (Note 1)
 3.5       By-Laws of Dollar Ventures, Inc. (Note 1)
 3.6       By-Laws of Applied Research Corporation (Note 1)
 4.1       Warrant Agreement (Note 1)
 4.2       Specimen Certificate of Common Stock (Note 2)
 4.3       Specimen Class A Common Stock Purchase Warrant (Note 2)
 4.4       Specimen Subscription Agreement (Note 2)
 4.5       Convertible Note (Note 2)
 4.6       Convertible Note Purchase Agreement (Note 2)
10.1       Employment Agreements (Note 1)
10.2       Sovran Bank Loan (Note 1)
10.3       401(k) Plan of Applied Research Corporation (Note 1)
10.4(a)    Lease Agreement on Maryland Property, dated October 22, 1993
           (Note 3)
10.4(b) First Amendment to Lease Agreement on Maryland Property, dated October 22, 1993 (Note 3)
10.4(c)    Second Amendment to Lease Agreement on Maryland Property, dated
           May 12, 1994 (Note 3)
10.4(d) Third Amendment to Lease Agreement on Maryland Property, dated January 13, 1997 (Note 7)
10.4(e) Fourth Amendment to Lease Agreement on Maryland Property, dated August 1997 (Note 7)
10.5       Patent (Note 4)
10.6       Patent (Note 4)
10.7       Contract with Hughes Applied Information Systems, dated 6-03-93
           (Note 3)
10.8       Contract with NASA, dated 9-27-93 (Note 3)
10.9       Contract with NASA, dated 1-10-94 (Note 3)
10.10 (a)  Financing Agreement with PrinCap Finance Company, L.L.C., dated
           March 21, 1994 (Note 3)
10.10 (b)  Amended Financing Agreement with Princeton Capital Finance Company,
           L.L.C., dated May 10, 1995 (Note 4)
10.10 (c)  Default letter from Princeton Capital Finance Company, L.L.C., dated November 14, 1995 (Note 5)
10.11      1994 Incentive Stock Option Plan (Note 4)
10.12      Consulting Agreement with William Hayde (Note 4)
10.13      Consulting Agreement with Market Visibility, Inc. (Note 4)
10.14 Financing Agreement with Commerce Funding Corporation, dated November 17, 1995 (Note 5)
10.15 (a)  Consolidated Asset Purchase Agreement with Fidelity Technologies
           Corporation (Note 5)
10.15 (b)  Asset Purchase Agreement with Space Applications Corporation
           (Note 7)
10.15 (c)  First Amendment to the Asset Purchase Agreement with Space
           Applications Corporation (Note 7)
10.15 (d)  Second Amendment to the Asset Purchase Agreement with Space
           Applications Corporation (Note 7)
16.1       Letter of Friedman & Fuller, dated August 25, 1997 (Note 6)
21         Subsidiaries of the Registrant (Note 7)
27         Financial Data Schedule (Note 7)


NOTES TO EXHIBITS:
-----------------
(1) Previously Filed. The documents are incorporated herein by reference from the Registrant's Registration Statement on Form S-18, as amended, filed with Securities and Exchange Commission on June 2, 1989, S.E.C. File No. 33-11943-LA.

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

(5) Previously Filed. The documents are incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, filed with Securities and Exchange Commission on September 12, 1996, S.E.C. File No. 01-10076.

(6) Previously Filed. The documents are incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated August 25, 1997, filed with Securities and Exchange Commission on August 27, 1997, S.E.C. File No. 01-10076.

(7)        Filed herewith.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Applied Research Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


APPLIED RESEARCH CORPORATION



/s/ S.P.S. Anand                                  September 12, 1997
----------------------------------------          ------------------
Dr. S.P.S. Anand, Director,                               Date
President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ S.P.S. Anand                                  September 12, 1997
----------------------------------------          ------------------
Dr. S.P.S. Anand, Director                                Date



/s/ Manjit K. Anand                               September 12, 1997
----------------------------------------          ------------------
Manjit K. Anand, Director & Treasurer                     Date



/s/ Dennis H. O'Brien                             September 12, 1997
----------------------------------------          ------------------
Dennis H. O'Brien, Director, Secretary,                   Date
Vice President & Chief Financial Officer



/s/ Andrew S. Endal                               September 12, 1997
----------------------------------------          ------------------
Dr. Andrew S. Endal, Senior Vice President                Date