Form 10QSB
period 1997-08-31
APPLIED RESEARCH CORP
filed 1997-10-20
CIK 794876

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

                                       OR
     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                        Commission file number 01-10076

                          APPLIED RESEARCH CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                               86-0585693
--------------------------------                         ---------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                       Identification Number)


       8201 Corporate Drive, Suite 1110, Landover, Maryland          20785
      --------------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


                                 (301) 459-8442
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 15, 1997, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [ X ]

                                   FORM 10-QSB

                          APPLIED RESEARCH CORPORATION

                                      INDEX

Part I:    FINANCIAL INFORMATION                                      Page No.
-------    ---------------------                                      --------
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
              August 31, 1997 (unaudited) and May 31, 1997                 3-4

           Condensed Consolidated Statements of Operations -
              Three months ended August 31, 1997 and
              1996 (unaudited)                                               5

           Condensed Consolidated Statements of Cash Flows -
              Three months ended August 31, 1997 and
              1996 (unaudited)                                             6-7

           Notes to Condensed Consolidated Financial Statements           8-13

Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14-19

Part II:   OTHER INFORMATION
--------   -----------------
Item 1     Legal Proceedings                                                20

Item 2     Changes in Securities                                            20

Item 3     Defaults Upon Senior Securities                                  20

Item 4     Submission of Matters to a Vote of Security Holders              20

Item 5     Other Information                                                20

Item 6     Exhibits and Reports on Form 8-K                                 20

Signatures                                                                  21

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   August 31,        May 31,
                                                      1997            1997
                                                   (Unaudited)      (Audited)
                                                  ------------    ------------
ASSETS
------
CURRENT ASSETS
  Cash                                            $   319,240      $   228,414
  Accounts receivable, net                            240,765        1,165,749
  Due from Space Applications Corporation,
     short-term                                        34,900                -
  Inventory, at cost                                      222            2,546
  Other current assets                                 16,978            2,309
                                                  ------------     ------------
TOTAL CURRENT ASSETS                                  612,105        1,399,018
                                                  ------------     ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                              20,728          167,741
  Computer equipment                                  136,002          488,295
  Laboratory equipment                                      -          121,426
  Leasehold improvements                                  200           22,322
                                                  ------------     ------------
                                                      156,930          799,784
  Less accumulated depreciation and
  amortization                                        109,398          717,713
                                                  ------------     ------------
NET PROPERTY AND EQUIPMENT                             47,532           82,071
                                                  ------------     ------------
INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                          2,664           25,654
                                                  ------------     ------------
OTHER ASSETS
  Deposits                                                  -            7,359
  Due from Space Applications Corporation,
     long-term                                        287,500                -
                                                  ------------     ------------
TOTAL OTHER ASSETS                                    287,500            7,359
                                                  ------------     ------------

TOTAL ASSETS                                      $   949,801      $ 1,514,102
                                                  ===========      ===========

See accompanying notes to the condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - Continued


                                                   August 31,        May 31,
                                                      1997            1997
                                                   (Unaudited)      (Audited)
                                                  ------------    ------------
LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable, current maturities            $     6,627      $   512,121
     Loans payable to officers and directors           49,400           41,900
     Accounts payable                                 449,391          419,023
     Accrued salaries and benefits                     32,726          228,557
     Accrued payroll taxes and withholdings            28,220          129,571
     Other accrued liabilities                         78,925          153,787
     Deferred revenue                                  30,035           30,035
     Income taxes payable                                 100            1,000
                                                  ------------     ------------
  Total liabilities not subject to compromise         675,424        1,515,994
                                                  ------------     ------------
  Liabilities subject to compromise:
     Accounts payable                                 275,192          325,192
     Accrued salaries and benefits                    382,781          820,562
     Accrued payroll taxes and withholdings           166,039          725,406
     Accrued interest and penalties                   395,563          445,204
                                                  ------------     ------------
  Total liabilities subject to compromise           1,219,575        2,316,364
                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                           1,894,999        3,832,358
                                                  ------------     ------------
STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value, 40,000,000
  shares authorized, none issued                            -                -
Common stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares
  issued and 6,311,083 shares outstanding               3,155            3,155
Capital in excess of par value                      1,140,529        1,140,529
Accumulated deficit                                (2,088,882)      (3,461,940)
                                                  ------------     ------------
TOTAL STOCKHOLDERS' DEFICIT                          (945,198)      (2,318,256)
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   949,801      $ 1,514,102
                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                      1997          1996
                                                   (Unaudited)    (Unaudited)
                                                  ------------    ------------
Revenue                                           $   132,583      $   143,756
                                                  ------------     ------------
Operating costs and expenses:
  Direct cost of services                              61,827           57,712
  General & administrative expenses                    86,280          109,053
                                                  ------------     ------------
Total operating costs and expenses                    148,107          166,765
                                                  ------------     ------------
Operating loss from continuing operations             (15,524)         (23,009)
                                                  ------------     ------------

Other expense:
  Interest expense, net                                   374              (22)
  Other, net                                            3,121              582
                                                  ------------     ------------

Total other expense                                     3,495              560
                                                  ------------     ------------
Loss from continuing operations before
income taxes (benefit)                                (19,019)         (23,569)
                                                  ------------     ------------
Income taxes (benefit)                               (537,600)               -
                                                  ------------     ------------
Income (loss) from continuing operations              518,581          (23,569)
                                                  ------------     ------------
(Loss) income from discontinued operations
  before reorganization items, net of income
  tax (tax benefit) of $(37,700) in 1997              (32,024)          59,418
Reorganization items:
  Professional fees                                   (27,805)         (47,496)
Income from the sale of discontinued operations,
  net of income tax of $575,300                       914,306                -
                                                  ------------     ------------
Income from discontinued operations                   854,477           11,922
                                                  ------------     ------------
Net income (loss)                                 $ 1,373,058      $   (11,647)
                                                  ============     ============
Net income (loss) per common share:
  Income (loss) before discontinued operations    $      0.08      $     (0.00)
  Income from discontinued operations                    0.14             0.00
                                                  ------------     ------------
  Net income (loss) per common share              $      0.22      $     (0.00)
                                                  ============     ============
Weighted average number of shares outstanding       6,311,083        6,311,083
                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                      1997            1996
                                                   (Unaudited)     (Unaudited)
                                                  ------------    ------------
Cash flows from operating activities:
  Cash received from customers                    $ 1,127,709      $ 2,087,851
  Cash paid to suppliers and employees             (1,663,274)      (1,882,710)
  Interest paid                                       (16,503)         (38,058)
  Income taxes paid                                      (900)          (1,000)
                                                  ------------     ------------
  Net cash provided from operating activities
     before reorganization items                     (552,968)         166,083
                                                  ------------     ------------
  Operating cash flows from reorganization items:
     Professional fees paid for services rendered
     in connection with the Chapter 11 proceeding     (27,805)         (47,496)
                                                  ------------     ------------
  Net cash used by reorganization items               (27,805)         (47,496)
                                                  ------------     ------------
Net cash provided from operating activities          (580,773)         118,587
                                                  ------------     ------------
Cash flows from investing activities:
  Proceeds received from the sale of
     discontinued operations                        1,172,400                -
  Capital expenditures                                 (2,807)          (3,416)
                                                  ------------     ------------
Net cash provided from investing activities         1,169,593           (3,416)
                                                  ------------     ------------
Cash flows from financing activities:
  Proceeds from loans from officers and directors       7,500            9,000
  Proceeds of loans from receivables
     assignment - post-petition                       308,336        1,499,885
  Repayment of loans from receivables
     assignment - pre-petition                              -          (24,800)
  Repayment of loans from receivables
     assignment - post-petition                      (812,379)      (1,580,338)
  Repayment of equipment loan - post petition          (1,451)               -
                                                  ------------     ------------
Net cash used in financing activities                (497,994)         (96,253)
                                                  ------------     ------------
Net increase in cash                                   90,826           18,918

Cash at the beginning of period                       228,414           78,689
                                                  ------------     ------------
Cash at the end of period                         $   319,240      $    97,607
                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                      1997            1996
                                                   (Unaudited)     (Unaudited)
                                                  ------------    ------------
Reconciliation of net income (loss) to net
   cash provided from operating activities:

Net income (loss)                                 $ 1,373,058      $   (11,647)

Adjustments to reconcile net income (loss) to net
   cash provided from operating activities:
   Depreciation                                        10,206           18,149
   Amortization                                         1,332            1,656
   Gain from the sale of discontinued operations     (914,306)               -
   Income tax benefit generated by gain on the sale
     of discontinued operations                      (575,300)               -
   Changes in assets and liabilities:
     Decrease in accounts receivable                  714,442           43,687
     Decrease (increase) in inventory                   2,324           (1,879)
     Increase in other current assets                 (14,669)         (12,899)
     Decrease (increase) in other assets                7,359             (744)
     Decrease in accounts payable - pre-petition      (50,000)         (63,828)
     Increase in accounts payable - post-petition      30,368           96,828
     Decrease in accrued salaries and benefits
       - pre-petition                                (182,581)         (34,216)
     Increase (decrease) in accrued salaries and
       benefits - post-petition                      (195,831)         113,029
     Decrease in accrued payroll taxes and
       withholdings - pre-petition                   (559,367)         (49,442)
     Decrease in accrued payroll taxes and
       withholdings - post-petition                  (101,351)         (18,687)
     Increase (decrease) in other accrued
       liabilities - post-petition                    (75,916)          11,583
     Decrease in accrued interest and penalties
       - pre-petition                                 (49,641)               -
     Decrease in billings in excess of costs and
       anticipated profits                                  -           18,397
     Increase in deferred revenue                           -            9,600
     Decrease in income taxes payable                    (900)          (1,000)
                                                  ------------     ------------
Net cash provided from operating activities       $  (580,773)     $   118,587
                                                  ============     ============

                  APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------
     The Condensed Consolidated Balance Sheet as of August 31, 1997, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months ended August 31, 1997 and 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997, and for all periods presented, have been made.

     The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at August 31, 1997, no minority interest has been reflected in the Condensed Consolidated Financial Statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997. The results of operations for the period ended August 31, 1997, are not necessarily indicative of the operating results for the full year.


2.   INCOME (LOSS) PER COMMON SHARE
     ------------------------------
     Income (loss) per share of common stock has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each of the periods presented. Common stock equivalent shares relating to stock options and warrants are included in the weighted average only when the effect is dilutive.


3.   RECLASSIFICATIONS
     -----------------
     Certain amounts in the Condensed Consolidated Balance Sheet as of May 31, 1997, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1996, and the Condensed Consolidated Statements of Cash Flows for the three months then ended have been reclassified to conform to the August 31, 1997, presentation.


4. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF APPLIED RESEARCH OF MARYLAND, INC. AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
     -----------------------------------------------------------------------
     On April 2, 1996, ARM filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief.
Under Chapter 11, certain claims against ARM in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while ARM continues business operations as Debtor-In-Possession. These claims are reflected in the accompanying Condensed Consolidated Financial Statements under "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against ARM's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on ARM's property, including ARM's accounts receivable.

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as its request to continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and its primary lender, CFC, to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Subsequent monthly payments have been and will continue to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (the final vouchers on 14 old contracts, which totaled approximately $136,700). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

     ARM has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations, most notably the installment obligation due to the IRS prior to the filing of the petition. ARM has curtailed accruing interest on all pre-petition obligations except the amounts owed CFC because of the Bankruptcy filing. In addition, ARM has curtailed accruing interest on the unpaid amounts due to the 401(k) Plan, because of the Bankruptcy filing.

          SALE OF ARM'S GOVERNMENT CONTRACTS.
          -----------------------------------
          On June 24, 1996, the Company accepted a contract for the sale of certain of ARM's assets for approximately $1.5 Million. The sale was subject to Bankruptcy Court approval, a hearing on which was originally scheduled for July 26, 1996. This hearing was subsequently moved to July 30, 1996. At the hearing, a total of four qualified bidders attended, and after extensive bidding, an offer was accepted for $2.1 Million.

          During August 1996, a Bankruptcy Court order documenting the bidding procedure as well as the related asset purchase agreement was submitted to the Bankruptcy Court on September 26, 1996, and was approved on October 4, 1996. The sale also required the approval of a majority of the Company's shareholders. On October 30, 1996, at the Company's Annual Meeting of Shareholders, a majority of the Company's shareholders approved the sale. The sale was also subject to the successful novation of ARM's government contracts, which request was submitted to the Government in October 1996, with the information supporting the request for novation submitted in early November 1996. Approval of the novation was expected to take approximately 60 to 90 days from submission. On January 31, 1997, because novation by the government had not occurred, the purchaser chose to terminate the purchase agreement.

          During February 1997, management met with several other interested purchasers, including the other three bidders that had attended the July 1996, hearing. On March 3, 1997, the Company accepted a new contract for the sale of certain of ARM's assets for $1.475 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, a hearing on which was scheduled for April 11, 1997. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC. The purchase price was payable as follows: $1,172,400 in cash at closing, $322,400 payable over three years and the assumption of liabilities totaling $255,200.

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

          The following is a list of the purchased and excluded assets:

        PURCHASED ASSETS                            EXCLUDED ASSETS
        ----------------                            ---------------
- All contract rights (including           - ARM's charter and status as a
  project contracts),                        corporation, its minute book,
- All inventory,                             stock transfer records, and
- All books and records,                     similar records relating to ARM's
- All furniture, fixtures and                organization, existence or
  equipment,                                 capitalization, and the capital
- All proprietary rights (patents,           stock of ARM,
  etc.),                                   - Billed accounts receivable as of
- All unbilled accounts receivable           closing,
  relating to expired contracts            - Intercompany receivables,
  as of January 31, 1997,                  - All ARM's cash accounts,
- All other unbilled accounts receivable   - ARM's rights to occupy real
  as of the closing date.                    property pursuant to leases of
                                             real property and any leasehold
                                             improvements made thereto,
                                           - Any other property identified by
                                             the Purchaser prior to the
                                             closing.

          PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.
          ------------------------------------------------------------
          Now that the sale has been completed, ARM will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 120-150 days of the completion of the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contracts rights, plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of
Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS;
3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

          COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM.
          ----------------------------------------------------
          As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of August 31, 1997, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of August 31, 1997. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

          IMPACT ON ARC FROM THE SALE OF ARM.
          -----------------------------------
          During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS's and ARInternet's expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet, on the other hand, has steadily increased its revenues and as of August 31, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations on a cash basis. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

          The space previously occupied by ARM was not covered by the Bankruptcy proceeding, because the lease is held by ARC. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective March 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. Effective August 1, 1997, the Company signed a second lease amendment that reduced its rental obligation by an additional 6,462 sq. ft. to 2,272 sq. ft.. The remaining 2,272 sq. ft. was vacated on September 30, 1997. In return for reducing the space the landlord required ARC to pay a total of $19,068, payable monthly at $1,362 over the balance of the lease, plus forfeiture of the $5,650 deposit held by the landlord. This settlement with the landlord will save the Company more than $103,500 over the remainder of the lease. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

          The sale of ARM dramatically changed the Company's Balance Sheet and statement of operations. Through the Bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, and $1.603 million at August
31. 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the likelihood of which cannot be assured, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.

5.   DISCONTINUED OPERATIONS
     -----------------------
     On June 19, 1997, the Company consummated the sale of substantially all of the assets of ARM to SAC (the "Sale"). Accordingly, results from operations for ARM have been shown as discontinued operations for the three months ended August 31, 1997 and 1996.

     A reconciliation of the sales price to the net cash received is presented below:

     Sales price                                                $ 1,750,000
     Less:  Payments due over a period of one to
            three years                                            (322,400)
     Less:  Assumption of vacation liability                       (255,200)
                                                                ------------
     Net cash received at closing                               $ 1,172,400
                                                                ============

Distribution of the cash received at closing was as follows:

     Internal Revenue Service - pre-petition taxes              $   609,000
     Employees - pre-petition 401(k) contributions                  271,017
     Employees - pre-petition expenses                               50,000
     Administrative expenses associated with sale of ARM             60,000
     Cash held in Escrow for administrative claims                  182,383
                                                                ------------
     Net cash received at closing                               $ 1,172,400
                                                                ============

A summary of ARM's results from operations for the three months ended August 31, 1997 and 1996 is shown on the next page:

THREE MONTHS ENDED AUGUST 31, 1997                  1997           1996
AND 1996:                                        (Unaudited)    (Unaudited)
                                                ------------   ------------
Revenue                                           $  280,683   $ 1,928,665
                                                 ------------  ------------
Operating costs and expenses:
  Direct cost of services                            174,190     1,241,802
  Indirect operating costs                            74,224       389,790
  General & administrative expenses                  108,793       192,727
                                                 ------------  ------------
Total operating costs and expenses                   355,207     1,824,319
                                                 ------------  ------------
Operating (loss) profit from discontinued
operations                                           (74,524)      104,346
                                                 ------------  ------------
Other (income) expense:
  Interest expense, net                               14,490        36,415
  Other, net                                         (19,290)        6,513
                                                 ------------  ------------
Total other (income) expense                          (4,800)       44,928
                                                 ------------  ------------
Income tax (tax benefit)                             (37,700)            -
                                                 ------------  ------------
(Loss) income from discontinued operations
  before reorganization items                        (32,024)       59,418
Reorganization items - professional fees             (27,805)      (47,496)
                                                 ------------  ------------
(Loss) income from discontinued operations        $  (59,829)  $    11,922
                                                  ===========  ============

6.   SUPPLEMENTAL SEGMENT INFORMATION

The Company's continuing operations have been classified into two business segments:

                                        ARS         ARInternet     Consolidated
                                    ----------      ----------     ------------
SALES TO UNAFFILIATED CUSTOMERS:
-------------------------------
     QUARTER ENDED:
     -------------
     August 31, 1997               $    36,542      $   96,041     $  132,583
     August 31, 1996               $    31,834      $  111,922     $  143,756

OPERATING LOSS FROM CONTINUING OPERATIONS BEFORE
OTHER INCOME (EXPENSE) AND INCOME TAXES:
---------------------------------------
     QUARTER ENDED:
     -------------
     August 31, 1997               $   (1,243)      $  (14,281)    $  (15,524)
     August 31, 1996               $  (15,067)      $   (7,942)    $  (23,009)

Operating loss equals total net revenues less operating expenses.

ARM's results have been reported as discontinued operations in the accompanying condensed consolidated financial statements, since the Company sold substantially all of the operating assets of ARM (see Note 5).



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS FROM OPERATIONS
                -------------------------------------------------

OVERVIEW
--------
     Applied Research Corporation ("the Company") is comprised of two wholly owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority owned subsidiary, ARInternet Corporation ("ARInternet"). ARM currently consists of three unincorporated divisions:
Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's Discussion and Analysis of Financial Condition and Results of Operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's Discussion and Analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the footnotes thereto.


RESULTS FROM OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO 1996
-----------------------------------------------------------------------------
     FROM CONTINUING OPERATIONS
     --------------------------
     The Company's revenues for the quarter ended August 31, 1997, were $132,583, or 8% below revenues of $143,756 for the same period during 1996. The decrease of $11,173 in revenues during the quarter ended August 31, 1997, is primarily attributable to the decrease in ARInternet's revenues of $(15,881) or (14%), offset by an increase in ARS' revenues of $4,708 or 15%
over the same period in 1996.   The decrease in ARInternet's revenues related
to lower average revenues recognized as well as a loss in its customer base during the current quarter when compared to the same period in 1996.

     The Company's direct cost of services increased $4,115 or 7%, from $57,712 during the quarter ended August 31, 1996, to $61,827 during the same period in 1997. Of this amount, ARS increased $6,314 while ARInternet's cost of services decreased $(2,199). The increase in direct costs of ARS was primarily related to the increased sales for the quarter compared to the same period in 1996. The decrease in ARInternet's direct costs of sales was the direct result of decreased sales during the current period.

     General and administrative ("G&A") expenses decreased $22,773 or 21%, from $109,053 in 1996, to $86,280 during 1997. Most notably, the G&A expenses associated with ARS decreased $15,429, while ARInternet's G&A expenses decreased $7,344 during the quarter. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1996.

     As a result of the foregoing, the Company realized an operating loss from continuing operations for the quarter ended August 31, 1997, of $(15,524) compared to an operating loss of $(23,009) for the same period during 1996. ARS posted an operating loss of $(1,243) for the quarter ended August 31, 1997, which loss represented an improvement of $13,823 or 92% from the operating loss of $(15,067) during the same period in 1996. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(14,281) for the quarter ended August 31, 1997, which represented a regression of $(6,339) from the operating loss of $(7,942) during the same period in 1996.

     Interest and other expenses increased $2,935, from $560 for the quarter ended August 31, 1996, to $3,495 during the quarter ended August 31, 1997. The increase was primarily related to increased penalties incurred by the Company during the quarter ended August 31, 1997 when compared to the same period in 1996.

     The Company realized income from continuing operations of $518,581 for the quarter ended August 31, 1997, compared to a loss from continuing operations of $(23,569) during the same period in 1996. This change in results from continuing operations was the result of a tax benefit from the realization of the net operating loss carryforwards of the company, which offset the taxes ascribed to the gain on the sale of ARM.

     Based on the foregoing, income (loss) per common share from continuing operations increased from $(0.00) in 1996 to $0.08 in 1997.

     FROM DISCONTINUED OPERATIONS
     ----------------------------
     ARM's revenues for the quarter ended August 31, 1997, were $280,683, or
(86)% below revenues of $1,928,665 for the same period during 1996. The decrease in revenues during the quarter ended August 31, 1997, of $1,647,982 is attributable to the sale of ARM which was effective June 19, 1997. Effective with the sale of ARM, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased.

     ARM's direct cost of services decreased $1,067,612 or 86%, from $1,241,802 during the quarter ended August 31, 1996, to $174,190 during the same period in 1997. ARM's decrease in direct costs was due to the decrease in direct labor due, which, in turn, was due to the sale of ARM.

     ARM's indirect operating costs decreased $317,566 or 82%, from $389,790 during the quarter ended August 31, 1996, to $72,224 during the quarter ended August 31, 1997. This decrease is directly related to a decrease in direct labor costs incurred.

     ARM's general and administrative ("G&A") expenses decreased $83,934 or 44%, from $192,727 in 1996, to $108,793 during 1997. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM. ARM will continue to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

     As a result of the foregoing, ARM realized an operating loss for the quarter ended August 31, 1997, of $74,524 compared to operating income of $104,346 for the same period during 1996. The $178,870 decrease in ARM's 1997 operating margin was primarily related to the sale of ARM's contracts and the discontinuation of ARM's operations.

     ARM's interest and other expenses decreased $49,728, from $44,928 for the quarter ended August 31, 1996, to $(4,800) during the quarter ended August 31, 1997. Net interest expense decreased $21,925 or 60% from 1996. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses also decreased $25,803 during the quarter ended August 31, 1997. This was primarily due to the fact that ARM collected $19,290 against a previously written off bad debt during the quarter, which was shown as other income.

     ARM sustained a loss before the gain on the sale of ARM of $(59,829) for the quarter ended August 31, 1997, compared to income of $11,922 during the same period last year. After recording the gain on the of $1,489,606 on the sale of ARM, and after giving affect for the income taxes ascribed to the Sale of $575,300, ARM reported income of $854,477 for the current fiscal period. Because the Company had net operating loss carryforwards available to offset the gain, no tax will actually be due (the tax benefit for the net operating loss carryforwards realized is shown under continuing operations, consistent with the current accounting reporting standards).


LIQUIDITY AND CAPITAL RESOURCES - 1997 COMPARED TO 1996
-------------------------------------------------------
     Total assets decreased $564,301 or 37%, from $1,514,102 at May 31, 1997, to $949,801 at August 31, 1997. Total liabilities on the other hand decreased from $3,832,358 to $1,894,999 over the same period, or a decrease of $1,937,359, or 51%.

     The most significant reason for the decrease in total assets was the decrease in accounts receivable. At August 31, 1997, the Company had $240,765 and $0 in billed and unbilled receivables, respectively. At May 31, 1997, the Company had $955,207 and $210,542 in billed and unbilled receivables, respectively. Billed receivables decreased $924,984 or 75% from May 31, 1997, while unbilled receivables decreased $210,542 or 100% from May 31, 1997. The decrease in billed accounts receivable was primarily the result of the discontinuation of ARM's business as a result of the Sale on June 19, 1997, and the subsequent collection of the majority of the previously outstanding receivables. The decrease in unbilled accounts receivable resulted from the Sale, as all unbilled receivables were purchased by SAC.

     The most significant reasons for the $840,570 decrease in post-petition liabilities collectively, were decreases in: notes payable of $505,494, accrued salaries and benefits of $195,831, accrued payroll taxes of $101,351 and other accrued liabilities of $74,862, while accounts payable increased by $30,368. The decreases were caused by the payment of the pre-closing liabilities after the sale of ARM was completed. The majority of the post-petition accounts payable consisted of unpaid professional fees related to the bankruptcy proceeding, which must be court approved by the Bankruptcy Court before they can be paid.

     The decrease in pre-petition liabilities of $(1,096,789) included decreases of: $(50,000) in accounts payable, $(437,781) in accrued salaries and benefits, $(559,367) of accrued payroll taxes and withholdings, and $(49,641) of accrued interest and penalties. All of these decreases resulted from payments from the proceeds of the sale of ARM to SAC, or the assumption of the liability by SAC.

     The Company's working capital deficit increased by 47% during the quarter ended August 31, 1997, from a deficit of $(2,433,340) at May 31, 1996 to a deficit of $(1,282,894) at August 31, 1997.

     FILING OF CHAPTER 11 PETITION BY ARM
     ------------------------------------
     The following is a chronology of the events leading up to ARM filing for protection under Chapter 11 of the United States Bankruptcy laws on April 2, 1996, as well as a discussion of what has happened since the filing and subsequent signing of an agreement to sell the majority of ARM's assets to SAC.

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

     On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and its primary lender, CFC, to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April, 1996, towards its arrearage with the IRS. The April payment consisted of $13,600 in cash seized by the IRS on April 1, 1996. Subsequent monthly payments have been and will continue to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (which totaled approximately $139,700 and consisted of final vouchers on 14 old contracts). In addition, as part of the agreement with the IRS, and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Bankruptcy Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. These agreements have continued to be renewed by the Bankruptcy Court.

     SALE OF ARM'S GOVERNMENT CONTRACTS
     ----------------------------------
     ARM informed the Bankruptcy Court and the IRS that it would continue to pursue the sale of substantially all of ARM's assets . To that end, ARM placed ads in several newspapers, including The Wall Street Journal. ARM received approximately 34 inquires to these ads. During May and June 1996, the Company sent information about ARM to 18 Companies and held serious discussions with 7 Companies concerning the sale of ARM's assets.

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

     During February 1997, management met with several other interested purchasers, including the other three bidders that had attended the July 1996, hearing. On March 3, 1997, the Company accepted a new contract for the sale of certain of ARM's assets for $1.475 Million from SAC. The sale was subject to Bankruptcy Court approval, a hearing on which was scheduled for April 11, 1997. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC. The purchase price was payable as follows: $1,172,400 in cash at closing, $322,400 payable over three years and the assumption of liabilities totaling $255,200.

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

     The following is a list of the purchased and excluded assets:

  PURCHASED ASSETS                           EXCLUDED ASSETS
  ----------------                           ---------------
- All contract rights (including           - ARM's charter and status as a
  project contracts),                        corporation, its minute book,
- All inventory,                             stock transfer records, and
- All books and records,                     similar records relating to
- All furniture, fixtures and                ARM's organization, existence or
  equipment,                                 capitalization, and the capital
- All proprietary rights (patents,           stock of ARM,
  etc.),                                   - Billed accounts receivable as of
- All unbilled accounts receivables          closing
  relating to expired contracts as         - Intercompany receivables,
  January 31, 1997,                        - All ARM's cash accounts,
- All other unbilled accounts receivable   - ARM's rights to occupy real
  as of the closing date.                    property pursuant to leases of
                                             real property and any leasehold
                                             improvements made thereto,
                                           - Any other property identified by
                                             the Purchaser prior to the
                                             closing.


     PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
     -----------------------------------------------------------
     Now that the sale has been completed, ARM will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 120-150 days of the completion of the sale. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights, plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS; 3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

     COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
     ---------------------------------------------------
     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of August 31, 1997, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of August 31, 1997. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

     IMPACT ON ARC FROM THE SALE OF ARM.
     -----------------------------------
     During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS's and ARInternet's expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet, on the other hand, has steadily increased its revenues and as of August 31, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations.
Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

     The space previously occupied by ARM was not covered by the Bankruptcy proceeding, because the lease is held by ARC. On December 1, 1996, ARM vacated 6,349 sq. ft. or 64% of the 10,072 sq. ft. previously occupied by ARM. Effective March 1, 1997, the Company signed a lease amendment that reduced its rental obligation by 1,338 sq. ft. to 8,734 sq. ft., which includes 5,011 of the 6,349 sq. ft. vacated on December 1, 1996. Effective August 1, 1997, the Company signed a second lease amendment that reduced its rental obligation by an additional 6,462 sq. ft. to 2,272 sq. ft. The remaining 2,272 sq. ft. was vacated on September 30, 1997. In return for reducing the space the landlord required ARC to pay a total of $19,068, payable monthly at $1,362 over the balance of the lease, plus forfeiture of the $5,650 deposit held by the landlord. This settlement with the landlord will save the Company more than $103,500 over the remainder of the lease. In addition to the continuing lease costs, ARC will continue to incur expenses to maintain its status as a public company.

     The sale of ARM dramatically changed the Company's Balance Sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, and $1.603 million at August 31, 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the likelihood of which cannot be assured, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


INFLATION
---------
     The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

                           PART II - OTHER INFORMATION


Item 1:   Legal Proceedings
---------------------------
          None


Item 2:   Changes in Securities
-------------------------------
          None


Item 3:   Defaults Upon Senior Securities
-----------------------------------------
          None


Item 4:   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          None


Item 5:   Other Information
---------------------------
          None


Item 6:   Exhibits and Reports on Form 8-K
------------------------------------------
          Current Report on Form 8-K, dated August 25, 1997, as amended by the Registrant's Amended Current Report on Form 8-K/A-1 filed with the Securities and Exchange Commission on September 5, 1997, pertaining to a change in the Company's certifying accountant from Friedman & Fuller, P.C., Certified Public Accountants, to Aronson, Fetridge and Weigle, a Professional Corporation, Certified Public Accountants, which change was effective August 25, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    October 17, 1997
-------------------------------------               ------------------------
Dr. S.P.S. Anand                                    Date
President and Chief Executive Officer




                                                    October 17, 1997
-------------------------------------               ------------------------
Dennis H. O'Brien                                   Date
Vice President and Chief Financial Officer