Form 10QSB
period 1997-11-30
APPLIED RESEARCH CORP
filed 1998-01-20
CIK 794876

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 14, 1998, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                  FORM 10-QSB

                         APPLIED RESEARCH CORPORATION

                                     INDEX

Part I:    FINANCIAL INFORMATION                                  Page No.
-------    ---------------------                                  --------
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
              November 30, 1997 (unaudited) and May 31, 1997         3-4

           Condensed Consolidated Statements of Operations -
              Three months ended November 30, 1997 and
              1996 (unaudited)                                         5

           Condensed Consolidated Statements of Operations -
              Six months ended November 30, 1997 and
              1996 (unaudited)                                         6

           Condensed Consolidated Statements of Cash Flows -
              Six months ended November 30, 1997 and
              1996 (unaudited)                                       7-8

           Notes to Condensed Consolidated Financial Statements     9-15

Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  16-23

Part II:   OTHER INFORMATION
--------   -----------------
Item 1     Legal Proceedings                                          24

Item 2     Changes in Securities                                      24

Item 3     Defaults Upon Senior Securities                            24

Item 4     Submission of Matters to a Vote of Security Holders        24

Item 5     Other Information                                          24

Item 6     Exhibits and Reports on Form 8-K                           24

Signatures                                                            24

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                November 30,      May 31,
                                                    1997           1997
                                                 (Unaudited)     (Audited)
                                                ------------   ------------
ASSETS
------
CURRENT ASSETS
  Cash                                          $   353,067    $   228,414
  Accounts receivable, net                          207,737      1,165,749
  Due from Space Applications Corporation,
     short-term                                      34,900              -
  Inventory, at cost                                    222          2,546
  Other current assets                               10,760          2,309
                                                ------------    -----------
TOTAL CURRENT ASSETS                                606,686      1,399,018
                                                ------------    -----------
PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                            20,728        167,741
  Computer equipment                                135,815        488,295
  Laboratory equipment                                    -        121,426
  Leasehold improvements                                200         22,322
                                                ------------    -----------
                                                    156,743        799,784
  Less accumulated depreciation and
     amortization                                   118,202        717,713
                                                ------------    -----------
NET PROPERTY AND EQUIPMENT                           38,541         82,071

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                        1,332         25,654
                                                ------------    -----------
OTHER ASSETS
  Deposits                                                -          7,359
  Due from Space Applications Corporation,
     long-term                                      287,500              -
                                                ------------    -----------
TOTAL OTHER ASSETS                                  287,500          7,359
                                                ------------    -----------
TOTAL ASSETS                                    $   934,059    $ 1,514,102
                                                ============    ===========

See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

                                                November 30,      May 31,
                                                    1997           1997
                                                 (Unaudited)     (Audited)
                                                ------------   ------------
LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable, current maturities          $     5,165    $   512,121
     Loans payable to officers and directors         49,900         41,900
     Accounts payable                               511,321        419,023
     Accrued salaries and benefits                   40,801        228,557
     Accrued payroll taxes and withholdings          28,510        129,571
     Other accrued liabilities                       54,116        153,787
     Deferred revenue                                44,863         30,035
     Income taxes payable                               100          1,000
                                                ------------    -----------
  Total liabilities not subject to compromise       734,776      1,515,994
                                                ------------    -----------
  Liabilities subject to compromise:
     Accounts payable                               272,338        325,192
     Accrued salaries and benefits                  382,781        820,562
     Accrued payroll taxes and withholdings         166,039        725,406
     Accrued interest and penalties                 395,563        445,204
                                                ------------    -----------
  Total liabilities subject to compromise         1,216,721      2,316,364
                                                ------------    -----------
TOTAL CURRENT LIABILITIES                         1,951,497      3,832,358

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value, 40,000,000
  shares authorized, none issued                          -              -
Common stock, $.0005 par value, 60,000,000
  shares authorized, 6,811,083 shares
  issued and 6,311,083 shares outstanding             3,155          3,155
Capital in excess of par value                    1,140,529      1,140,529
Accumulated deficit                              (2,161,122)    (3,461,940)
                                                ------------    -----------
TOTAL STOCKHOLDERS' DEFICIT                      (1,017,438)    (2,318,256)
                                                ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   934,059    $ 1,514,102
                                                ============     ==========

See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                                    1997         1996
                                                 (Unaudited)   (Unaudited)
                                                ------------   ------------
Revenue                                         $   143,562    $   127,285
                                                ------------    -----------
Operating costs and expenses:
  Direct cost of services                            55,970         42,822
  General & administrative expenses                  80,038         97,030
                                                ------------    -----------
Total operating costs and expenses                  136,008        139,852
                                                ------------    -----------
Operating loss from continuing operations             7,554        (12,567)
                                                ------------  -----------
Other expense:
  Interest expense, net                                 334            138
  Other, net                                          4,547          1,510
                                                ------------    -----------
Total other expense                                   4,881          1,648
                                                ------------    -----------
Loss from continuing operations before
  income taxes (benefit)                              2,673        (14,215)
                                                ------------    -----------
Income taxes (benefit)                               28,900              -
                                                ------------    -----------
Income (loss) from continuing operations            (26,227)       (14,215)
                                                ------------    -----------
(Loss) income from discontinued operations
  before reorganization items, net of income
  tax (tax benefit) of $(28,900) in 1997            (27,592)        15,069
Reorganization items:
  Professional fees                                 (18,421)       (39,323)
                                                ------------    -----------
Income from discontinued operations                 (46,013)       (24,254)
                                                ------------    -----------
Net income (loss)                               $   (72,240)   $   (38,469)
                                                ============    ===========
Net income (loss) per common share:
  Income (loss) before discontinued operations  $         -    $         -
  Income from discontinued operations                 (0.01)             -
                                                ------------    -----------
  Net income (loss) per common share            $     (0.01)   $     (0.01)
                                                ============    ===========
Weighted average number of shares outstanding     6,311,083      6,311,083
                                                ============    ===========

See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                    1997           1996
                                                 (Unaudited)    (Unaudited)
                                                ------------   ------------
Revenue                                         $   276,145    $   271,041
                                                ------------    -----------
Operating costs and expenses:
  Direct cost of services                           117,797        100,534
  General & administrative expenses                 166,318        206,083
                                                ------------    -----------
Total operating costs and expenses                  284,115        306,617
                                                ------------    -----------
Operating loss from continuing operations            (7,970)       (35,576)
                                                ------------  -----------
Other expense:
  Interest expense, net                                 708            116
  Other, net                                          7,668          2,092
                                                ------------    -----------
Total other expense                                   8,376          2,208
                                                ------------    -----------
Loss from continuing operations before
  income taxes (benefit)                            (16,346)       (37,784)
                                                ------------    -----------
Income taxes (benefit)                             (508,700)             -
                                                ------------    -----------
Income (loss) from continuing operations            492,354        (37,784)
                                                ------------    -----------
(Loss) income from discontinued operations
  before reorganization items, net of income
  tax (tax benefit) of $(66,600) in 1997            (59,616)        78,237
Reorganization items:
  Professional fees                                 (46,226)       (90,569)
Income from the sale of discontinued operations,
  net of income tax of $575,300                     914,306              -
                                                ------------    -----------
Income from discontinued operations                 808,464        (12,332)
                                                ------------    -----------
Net income (loss)                               $ 1,300,818    $   (50,116)
                                                ============    ===========
Net income (loss) per common share:
  Income (loss) before discontinued operations  $      0.08    $     (0.01)
  Income from discontinued operations                  0.13              -
                                                ------------    -----------
  Net income (loss) per common share            $      0.21    $     (0.01)
                                                ============    ===========
Weighted average number of shares outstanding     6,311,083      6,311,083
                                                ============    ===========

See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                    1997           1996
                                                 (Unaudited)    (Unaudited)
                                                ------------   ------------
Cash flows from operating activities:
 Cash received from customers                   $ 1,319,126    $ 4,439,049
 Cash paid to suppliers and employees            (1,797,959)    (4,001,658)
 Interest paid                                      (20,172)       (76,854)
 Income taxes paid                                     (900)        (1,000)
                                                ------------    -----------
 Net cash provided from operating activities
   before reorganization items                     (499,905)       359,537
                                                ------------    -----------
 Operating cash flows from reorganization items:
   Professional fees paid for services
     rendered in connection with the
     Chapter 11 proceeding                          (46,266)       (90,569)
                                                ------------    -----------
 Net cash used by reorganization items              (46,266)       (90,569)
                                                ------------    -----------
Net cash provided from operating activities        (546,171)       268,968
                                                ------------    -----------
Cash flows from investing activities:
 Proceeds received from the sale of
   discontinued operations                        1,172,400              -
 Capital expenditures                                (2,620)       (16,746)
                                                ------------    -----------
Net cash provided from investing activities       1,169,780        (16,746)
                                                ------------    -----------
Cash flows from financing activities:
 Proceeds from loans from officers and
   directors                                          8,000         22,100
 Proceeds of loans from receivables
   assignment - post-petition                       308,336      3,251,996
 Repayment of loans from receivables
   assignment - pre-petition                              -        (24,800)
 Repayment of loans from receivables
   assignment - post-petition                      (812,379)    (3,351,356)
 Repayment of equipment loan - post petition         (2,913)             -
                                                ------------    -----------
Net cash used in financing activities              (498,956)      (102,060)

Net increase in cash                                124,653        150,162

Cash at the beginning of period                     228,414         78,689
                                                ------------    -----------
Cash at the end of period                       $   353,067    $   228,851
                                                ============    ===========

See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                    1997           1996
                                                 (Unaudited)    (Unaudited)
                                                ------------   ------------
Reconciliation of net income (loss) to net
  cash provided from operating activities:

Net income (loss)                               $ 1,300,818    $   (50,116)

Adjustments to reconcile net income (loss) to
  net cash provided from operating activities:
  Depreciation                                       19,009         37,373
  Amortization                                        2,664          3,311
  Gain from the sale of discontinued
     operations                                    (914,306)             -
  Income tax benefit generated by gain on the
     sale of discontinued operations               (575,300)             -
  Changes in assets and liabilities:
     Decrease in accounts receivable                747,470        198,197
     Decrease in inventory                            2,324          1,270
     Decrease (increase) in other current
      assets                                         (8,451)         2,142
     Decrease (increase) in other assets              7,359           (744)
     Decrease in accounts payable - pre-petition    (52,854)       (67,955)
     Increase in accounts payable - post-petition    92,298        138,273
     Decrease in accrued salaries and benefits
      - pre-petition                               (182,581)       (25,918)
     Increase (decrease) in accrued salaries and
      benefits - post-petition                     (187,756)        48,043
     Decrease in accrued payroll taxes and
      withholdings - pre-petition                  (559,367)      (115,388)
     Increase (decrease) in accrued payroll taxes
      and withholdings - post-petition             (101,061)        77,486
     Increase (decrease) in other accrued
      liabilities - post-petition                  (100,724)        21,970
     Increase (decrease) in accrued interest and
      penalties - pre-petition                      (49,641)           444
     Decrease in billings in excess of costs and
      anticipated profits                                 -           (820)
     Increase in deferred revenue                    14,828          2,400
     Decrease in income taxes payable                  (900)        (1,000)
                                                ------------    -----------
Net cash provided from operating activities     $  (546,171)   $   268,968
                                                ============    ===========

See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     The Condensed Consolidated Balance Sheet as of November 30, 1997, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended November 30, 1997 and 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997, and for all periods presented, have been made.

     The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at November 30, 1997, no minority interest has been reflected in the Condensed Consolidated Financial Statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997. The results of operations for the period ended November 30, 1997, are not necessarily indicative of the operating results for the full year.


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


3.   RECLASSIFICATIONS
     -----------------
     Certain amounts in the Condensed Consolidated Balance Sheet as of May 31, 1997, the Condensed Consolidated Statements of Operations for the three and six month periods ended November 30, 1996, and the Condensed Consolidated Statements of Cash Flows for the six months then ended have been reclassified to conform to the November 30, 1997, presentation.


4. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF APPLIED RESEARCH OF MARYLAND, INC. AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
     -------------------------------------------------------------------
     On April 2, 1996, ARM filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief.
Under Chapter 11, certain claims against ARM in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while ARM continues business operations as Debtor-In-Possession. These claims are reflected in the accompanying Condensed Consolidated Financial Statements under "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement of the parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against ARM's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on ARM's property, including ARM's accounts receivable.

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

          The following is a list of the purchased and excluded assets:

       PURCHASED ASSETS                           EXCLUDED ASSETS
       ----------------                           ---------------
- All contract rights (including         - ARM's charter and status as a
  project contracts),                      corporation, its minute book,
- All inventory,                           stock transfer records, and
- All books and records,                   similar records relating to
- All furniture, fixtures and              ARM's organization, existence
  equipment,                               or capitalization, and the
- All proprietary rights (patents,         capital stock of ARM,
  etc.),                                 - Billed accounts receivable as
- All unbilled accounts receivable         of closing,
  relating to expired contracts          - Intercompany receivables,
  as of January 31, 1997,                - All of ARM's cash accounts,
- All other unbilled accounts receivable - ARM's rights to occupy real
  as of the closing date.                  property pursuant to leases of
                                           real property and any leasehold
                                           improvements made thereto,
                                         - Any other property identified by
                                           the Purchaser prior to the
                                           closing.

          PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.
          ------------------------------------------------------------
          Now that the sale has been completed, ARM will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30-60 days. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contracts rights, plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS; 3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

          COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM.
          ----------------------------------------------------
          As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of November 30, 1997, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of November 30, 1997. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

          IMPACT ON ARC FROM THE SALE OF ARM.
          -----------------------------------
          During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS's and ARInternet's expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet, on the other hand, has steadily increased its revenues and as of November 30, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations on a cash basis. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

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

          The sale of ARM dramatically changed the Company's Balance Sheet and statement of operations. Through the Bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, and $1.637 million at November 30, 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the likelihood of which cannot be assured, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.

5.   DISCONTINUED OPERATIONS
     -----------------------
     On June 19, 1997, the Company consummated the sale of substantially all of the assets of ARM to SAC (the "Sale"). Accordingly, results from operations for ARM have been shown as discontinued operations for the three and six months ended November 30, 1997 and 1996.

     A reconciliation of the sales price to the net cash received is presented below:

     Sales price                                             $1,750,000
     Less:  Payments due over a period of one to
            three years                                        (322,400)
     Less:  Assumption of vacation liability                   (255,200)
                                                             ------------
     Net cash received at closing                            $1,172,400
                                                             ============

Distribution of the cash received at closing was as follows:

     Internal Revenue Service - pre-petition taxes           $  609,000
     Employees - pre-petition 401(k) contributions              271,017
     Employees - pre-petition expenses                           50,000
     Administrative expenses associated with sale of ARM         60,000
     Cash held in Escrow for administrative claims              182,383
                                                             ------------
     Net cash received at closing                            $1,172,400
                                                             ============

A summary of ARM's results from operations for the three and six months ended November 30, 1997 and 1996 is shown on the next page:

THREE MONTHS ENDED NOVEMBER 30, 1997              1997          1996
AND 1996:                                      (Unaudited)   (Unaudited)
                                              ------------  ------------
Revenue                                         $       -   $ 2,039,567
                                              ------------   -----------
Operating costs and expenses:
  Direct cost of services                              55     1,257,494
  Indirect operating costs                          2,211       454,880
  General & administrative expenses                53,899       268,507
                                              ------------   -----------
Total operating costs and expenses                 56,165     1,980,881
                                              ------------   -----------
Operating (loss) profit from discontinued
  operations                                      (56,165)       58,686
                                              ------------   -----------
Other (income) expense:
  Interest expense, net                               281        38,345
  Other, net                                           46         1,522
                                              ------------   -----------
Total other expense                                   327        39,867
                                              ------------   -----------
Income tax (tax benefit)                          (28,900)            -
                                              ------------   -----------
(Loss) income from discontinued operations
  before reorganization items                     (27,592)       18,819
Reorganization items - professional fees          (18,421)      (43,073)
                                              ------------   -----------
Loss from discontinued operations               $ (46,013)  $   (24,254)
                                              ============   ===========

SIX MONTHS ENDED NOVEMBER 30, 1997
AND 1996:                                        1997           1996
                                              (Unaudited)   (Unaudited)
                                              ------------   -----------
Revenue                                         $ 280,683   $ 3,968,232
                                              ------------   -----------
Operating costs and expenses:
  Direct cost of services                         174,245     2,499,296
  Indirect operating costs                         74,435       844,670
  General & administrative expenses               162,692       461,234
                                              ------------   -----------
Total operating costs and expenses                411,372     3,805,200
                                              ------------   -----------
Operating (loss) profit from discontinued
  operations                                     (130,689)      163,032
                                              ------------   -----------
Other (income) expense:
  Interest expense, net                            14,771        74,760
  Other, net                                      (19,244)       10,035
                                              ------------   -----------
Total other (income) expense                       (4,473)       84,795
                                              ------------   -----------
Income tax (tax benefit)                          (66,600)            -
                                              ------------   -----------
(Loss) income from discontinued operations
  before reorganization items                     (59,616)       78,237
Reorganization items - professional fees          (46,226)      (90,569)
                                              ------------   -----------
Loss from discontinued operations               $(105,842)  $   (12,332)
                                              ============   ===========

6.   SUPPLEMENTAL SEGMENT INFORMATION

The Company's continuing operations have been classified into two business segments:

                                       ARS        ARInternet  Consolidated
                                   ----------     ----------  ------------
SALES TO UNAFFILIATED CUSTOMERS:
-------------------------------
     QUARTER ENDED:
     -------------
     November 30, 1997            $    38,834     $  104,728    $  143,562
     November 30, 1996            $    21,611     $  105,674    $  127,285

     SIX MONTHS ENDED:
     ----------------
     November 30, 1997            $    75,376     $  200,769    $  276,145
     November 30, 1996            $    53,445     $  217,596    $  271,041


OPERATING LOSS FROM CONTINUING OPERATIONS BEFORE
OTHER INCOME (EXPENSE) AND INCOME TAXES:
---------------------------------------
     QUARTER ENDED:
     -------------
     November 30, 1997            $   (8,380)     $   15,934    $    7,554
     November 30, 1996            $   (5,787)     $   (6,780)   $  (12,567)

     SIX MONTHS ENDED:
     ----------------
     November 30, 1997            $   (8,380)     $   15,934    $    7,554
     November 30, 1996            $   (5,787)     $   (6,780)   $  (12,567)

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


RESULTS FROM OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO
1996
---------------------------------------------------------------------------
     FROM CONTINUING OPERATIONS
     --------------------------
     The Company's revenues for the quarter ended November 30, 1997, were $143,562, or 13% above revenues of $127,285 for the same period during 1996. The increase of $16,277 in revenues during the quarter ended November 30, 1997, is primarily attributable to the increase in ARS' revenues of $17,223 or 80%, offset by an decrease in ARInternet's revenues of $946 or 1% under the
same period in 1996.   The increase in ARS' revenues related to am increase in
the amount of products sold.

     The Company's direct cost of services increased $13,148 or 31%, from $42,822 during the quarter ended November 30, 1996, to $55,970 during the same period in 1997. Of this amount, ARS increased $13,028 or 90%, while ARInternet's cost of services increased $120. The increase in direct costs of ARS was primarily related to the increased sales for the quarter compared to the same period in 1996.

     General and administrative ("G&A") expenses decreased $16,992 or 18%, from $97,030 in 1996, to $80,038 during 1997. Most notably, the G&A expenses associated with ARInternet decreased $(23,778), or 28% due to a reduction in the amount of salaries. ARS' G&A expenses increased $6,786, which was attributed to an increase in the rent expense resulting from the settlement with ARC's landlord. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1996.

     As a result of the foregoing, the Company realized an operating income from continuing operations for the quarter ended November 30, 1997, of $7,554 compared to an operating loss of $(12,567) for the same period during 1996. ARS posted an operating loss of $(8,380) for the quarter ended November 30, 1997, which loss represented an regression of $2,593 or 45% from the operating loss of $(5,787) during the same period in 1996. ARInternet posted an operating income of $15,934 for the quarter ended November 30, 1997, which represented a improvement of $22,714 from the operating loss of $(6,780) during the same period in 1996.

     Interest and other expenses increased $3,233, from $1,648 for the quarter ended November 30, 1996, to $4,881 during the quarter ended November 30, 1997. The increase was primarily related to an increase in the reserve for uncollectible accounts by ARInternet of $5,000 during the quarter ended November 30, 1997, when compared to the same period in 1996.

     The Company realized a loss from continuing operations of $(26,227) for the quarter ended November 30, 1997, compared to a loss from continuing operations of $(14,215) during the same period in 1996. This change in results from continuing operations was caused by the change in the income tax benefit being realized by the sale of ARM, offset by the losses generated by ARM.

     Based on the foregoing, income (loss) per common share from continuing operations did not change from $(0.00) in 1996 to $(0.00) in 1997.

     FROM DISCONTINUED OPERATIONS
     ----------------------------
     ARM's revenues for the quarter ended November 30, 1997, were $0, or
(100)% below revenues of $2,039,567 for the same period during 1996. The decrease in revenues during the quarter ended November 30, 1997, is attributable to the sale of ARM which was effective June 19, 1997. Effective with the sale of ARM, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased.

     ARM's direct cost of services decreased $1,257,439 or 100%, from $1,257,494 during the quarter ended November 30, 1996, to $55 during the same period in 1997. ARM's decrease in direct costs was due to the decrease in direct labor due, which, in turn, was due to the sale of ARM.

     ARM's indirect operating costs decreased $452,669 or 100%, from $454,880 during the quarter ended November 30, 1996, to $2,211 during the quarter ended November 30, 1997. This decrease is directly related to a decrease in direct labor costs incurred.

     ARM's general and administrative ("G&A") expenses decreased $214,608 or 80%, from $268,507 in 1996, to $53,899 during 1997. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM. ARM will continue to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

     As a result of the foregoing, ARM realized an operating loss for the quarter ended November 30, 1997, of $(56,165) compared to operating income of $58,686 for the same period during 1996. The $114,851 decrease in ARM's 1997 operating margin was primarily related to the sale of ARM's contracts and the discontinuation of ARM's operations.

     ARM's interest and other expenses decreased $39,540, from $39,867 for the quarter ended November 30, 1996, to $327 during the quarter ended November 30, 1997. Net interest expense decreased $38,064 or 99% from 1996. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses also decreased $1,476 during the quarter ended November 30, 1997. This was primarily due to the fact that ARM no longer has any operations and as a result, is not incurring any such expenses.

     ARM sustained a loss before the gain on the sale of ARM of $(46,013) for the quarter ended November 30, 1997, compared to a loss of $(24,254) during the same period last year.


RESULTS FROM OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO 1996
------------------------------------------------------------------------
     FROM CONTINUING OPERATIONS
     --------------------------
     The Company's revenues for the six months ended November 30, 1997, were $276,145, or 2% above revenues of $271,041 for the same period during 1996. The increase of $5,104 in revenues during the six months ended November 30, 1997, is primarily attributable to an increase in ARS' revenues of $21,931 or 41% over the 1996 revenues of $53,445, offset by a decrease in ARInternet's
revenues of $(16,827) or (8%).   The decrease in ARInternet's revenues related
to lower average revenues recognized as well as a slight loss in its customer base during the current period when compared to the same period in 1996.

     The Company's direct cost of services increased $17,263 or 17%, from $100,534 during the six months ended November 30, 1996, to $117,797 during the same period in 1997. Of this amount, ARS increased $19,342 while ARInternet's cost of services decreased $(2,079). The increase in direct costs of ARS was primarily related to the increased sales for the six month period compared to the same period in 1996. The decrease in ARInternet's direct costs of sales was the direct result of decreased sales during the current period.

     General and administrative ("G&A") expenses decreased $39,765 or 19%, from $206,083 in 1996, to $166,318 during 1997. Most notably, the G&A expenses associated with ARInternet decreased $31,122, while ARS' G&A expenses decreased $8,643 during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1996. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period.

     As a result of the foregoing, the Company realized an operating loss from continuing operations for the six months ended November 30, 1997, of $(7,970) compared to an operating loss of $(35,576) for the same period during 1996. ARS posted an operating loss of $(9,623) for the six months ended November 30, 1997, which loss represented an improvement of $11,231 or 54% from the operating loss of $(20,854) during the same period in 1996. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted operating income of $1,653 for the six months ended November 30, 1997, which represented an improvement of $16,375 from the operating loss of $(14,722) during the same period in 1996.

     Interest and other expenses increased $6,168, from $2,208 for the six months ended November 30, 1996, to $8,376 during the six months ended November 30, 1997. The increase was primarily related to an increase the reserve for uncollectible accounts of $5,000 by ARInternet during the six months ended November 30, 1997 when compared to the same period in 1996.

     The Company realized income from continuing operations of $492,354 for the six months ended November 30, 1997, compared to a loss from continuing operations of $(37,784) during the same period in 1996. This change in results from continuing operations was the result of a tax benefit from the realization of the net operating loss carryforwards of the company, which offset the taxes ascribed to the gain on the sale of ARM.

     Based on the foregoing, income (loss) per common share from continuing operations increased from $(0.01) in 1996 to $0.08 in 1997.

     FROM DISCONTINUED OPERATIONS
     ----------------------------
     ARM's revenues for the six months ended November 30, 1997, were $280,683, or (93)% below revenues of $3,968,232 for the same period during 1996. The decrease in revenues during the quarter ended November 30, 1997, of $3,687,549 is attributable to the sale of ARM which was effective June 19, 1997. Effective with the sale of ARM, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased.

     ARM's direct cost of services decreased $2,325,051 or 93%, from $2,499,296 during the six months ended November 30, 1996, to $174,245 during the same period in 1997. ARM's decrease in direct costs was due to the decrease in direct labor due, which, in turn, was due to the sale of ARM.

     ARM's indirect operating costs decreased $770,235 or 91% from $844,670 during the six months ended November 30, 1996, to $74,435 during the quarter ended November 30, 1997. This decrease is directly related to a decrease in direct labor costs incurred.

     ARM's general and administrative ("G&A") expenses decreased $298,542 or 65%, from $461,234 in 1996, to $162,692 during 1997. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM. ARM will continue to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

     As a result of the foregoing, ARM realized an operating loss for the six months ended November 30, 1997, of $(130,689) compared to operating income of $163,032 for the same period during 1996. The $293,721 decrease in ARM's 1997 operating margin was primarily related to the sale of ARM's contracts and the discontinuation of ARM's operations.

     ARM's interest and other expenses decreased $89,268, from $84,795 for the six months ended November 30, 1996, to $(4,473) during the six months ended November 30, 1997. Net interest expense decreased $59,989 or 80% from 1996. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses also decreased $29,279 during the six months ended November 30, 1997. This was primarily due to the fact that ARM collected $19,290 against a previously written off bad debt during the period, which was shown as other income.

     ARM sustained a loss before the gain on the sale of ARM of $(105,842) for the six months ended November 30, 1997, compared to a loss of $(12,332) during the same period last year. After recording the gain on the of $1,489,606 on the sale of ARM, and after giving affect for the income taxes ascribed to the Sale of $575,300, ARM reported income of $808,464 for the current fiscal period. Because the Company had net operating loss carryforwards available to offset the gain, no tax will actually be due (the tax benefit for the net operating loss carryforwards realized is shown under continuing operations, consistent with the current accounting reporting standards).


LIQUIDITY AND CAPITAL RESOURCES - 1997 COMPARED TO 1996
-------------------------------------------------------
     Total assets decreased $580,043 or 38%, from $1,514,102 at May 31, 1997, to $934,059 at November 30, 1997. Total liabilities on the other hand decreased from $3,832,358 to $1,951,497 over the same period, or a decrease of $1,880,861, or 49%.

     The most significant reason for the decrease in total assets was the decrease in accounts receivable. At November 30, 1997, the Company had $207,737 and $0 in billed and unbilled receivables, respectively. At May 31, 1997, the Company had $955,207 and $210,542 in billed and unbilled receivables, respectively. Billed receivables decreased $747,470 or 78% from May 31, 1997, while unbilled receivables decreased $210,542 or 100% from May 31, 1997. The decrease in billed accounts receivable was primarily the result of the discontinuation of ARM's business as a result of the Sale on June 19, 1997, and the subsequent collection of the majority of the previously outstanding receivables. The decrease in unbilled accounts receivable resulted from the Sale, as all unbilled receivables were purchased by SAC.

     The most significant reasons for the $781,218 decrease in post-petition liabilities collectively, were decreases in: notes payable of $506,956, accrued salaries and benefits of $187,756, accrued payroll taxes of $101,061 and other accrued liabilities of $99,671, while accounts payable increased by $92,298. The decreases were caused by the payment of the pre-closing liabilities after the sale of ARM was completed. The majority of the post-petition accounts payable consisted of unpaid professional fees related to the bankruptcy proceeding, which must be court approved by the Bankruptcy Court before they can be paid.

     The decrease in pre-petition liabilities of $(1,099,643) included decreases of: $(52,854) in accounts payable, $(437,781) in accrued salaries and benefits, $(559,367) of accrued payroll taxes and withholdings, and $(49,641) of accrued interest and penalties. All of these decreases resulted from payments from the proceeds of the sale of ARM to SAC, or the assumption of the liability by SAC.

     The Company's working capital deficit improved by 45% during the quarter ended November 30, 1997, from a deficit of $(2,433,340) at May 31, 1996 to a deficit of $(1,344,811) at November 30, 1997.

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

     The following is a list of the purchased and excluded assets:


  PURCHASED ASSETS                         EXCLUDED ASSETS
  ----------------                         ---------------
- All contract rights (including         - ARM's charter and status as a
  project contracts),                      corporation, its minute book,
- All inventory,                           stock transfer records, and
- All books and records,                   similar records relating to
- All furniture, fixtures and              ARM's organization, existence
  equipment,                               or capitalization, and the
- All proprietary rights (patents,         capital stock of ARM,
  etc.),                                 - Billed accounts receivable as
- All unbilled accounts receivables        of closing
  relating to expired contracts as       - Intercompany receivables,
  January 31, 1997,                      - All of ARM's cash accounts,
- All other unbilled accounts            - ARM's rights to occupy real
  receibable as of the closing date.       property pursuant to leases of
                                           real property and any leasehold
                                           improvements made thereto,
                                         - Any other property identified by
                                           the Purchaser prior to the
                                           closing.

     PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES
     -----------------------------------------------------------
     Now that the sale has been completed, ARM will file a Plan of Reorganization, which will, among other things, specify how much of the outstanding pre-petition liabilities will be paid and over what period of time. It is expected that a Plan of Reorganization will be filed with the Bankruptcy Court within 30-60 days. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights, plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS; 3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is submitted and confirmed by the Bankruptcy Court.

     COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM
     ---------------------------------------------------
     As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of November 30, 1997, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of November 30, 1997. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

     IMPACT ON ARC FROM THE SALE OF ARM.
     -----------------------------------
     During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS's and ARInternet's expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet, on the other hand, has steadily increased its revenues and as of November 30, 1997, had approximately 1,000 subscribers and had essentially reached breakeven operations.
Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

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

     The sale of ARM dramatically changed the Company's Balance Sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, and $1.603 million at November 30, 1997, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the likelihood of which cannot be assured, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


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

                          PART II - OTHER INFORMATION


Item 1:   Legal Proceedings
---------------------------
          None


Item 2:   Changes in Securities
-------------------------------
          None


Item 3:   Defaults Upon Senior Securities
-----------------------------------------
          None


Item 4:   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          The Annual Meeting of Stockholders of Applied Research Corporation was held on November 24, 1997, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation.

          All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                            Shares
                             Voted               Shares
           Nominee           "FOR"             "WITHHELD"
       -----------------   ---------           ----------
       Dr. S.P.S. Anand    5,979,314             12,747
       Manjit Anand        5,979,314             12,747
       Dennis H. O'Brien   5,979,314             12,747


Item 5:   Other Information
---------------------------
          None


Item 6:   Exhibits and Reports on Form 8-K
------------------------------------------
          None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




/s/ Dr. S.P.S. Anand                           January 19, 1998
-------------------------------------          ------------------------
Dr. S.P.S. Anand                               Date
President and Chief Executive Officer




/s/ Dennis H. O'Brien                          January 19, 1998
-------------------------------------          ------------------------
Dennis H. O'Brien                              Date
Vice President and Chief Financial Officer