Form 10QSB
period 1998-02-28
APPLIED RESEARCH CORP
filed 1998-04-17
CIK 794876

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1998

                                      OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from

                       Commission file number 01-10076

                         APPLIED RESEARCH CORPORATION
                        ------------------------------

       (Exact name of small business issuer as specified in its charter)


               Colorado                                    86-0585693
---------------------------------                     -----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification Number)


     8201 Corporate Drive, Suite 1110, Landover, Maryland    20785
     -------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)


                                (301) 459-8442
                                ---------------
             (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [x] No [ ]

As of April 14, 1998, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X}

                                  FORM 10-QSB

                         APPLIED RESEARCH CORPORATION

                                     INDEX
                                     -----


 Part I:   FINANCIAL INFORMATION                          Page No.
 -------   ---------------------                          ---------

 Item 1    Financial Statements

           Condensed Consolidated Balance Sheets -
            February 28, 1998 (unaudited) and
            May 31, 1997                                     3-4

           Condensed Consolidated Statements
            of Operations -
            Three months ended February 28, 1998
            and 1997 (unaudited)                              5

           Condensed Consolidated Statements
            of Operations -
            Nine months ended February 28, 1998 and
            1997 (unaudited)                                  6

           Condensed Consolidated Statements of
            Cash Flows -
            Nine months ended February 28, 1998 and
            1997 (unaudited)                                 7-8

           Notes to Condensed Consolidated
            Financial Statements                            9-15

 Item 2    Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                   16-23


 Part II:  OTHER INFORMATION
 --------  -----------------

 Item 1    Legal Proceedings                                 24

 Item 2    Changes in Securities                             24

 Item 3    Defaults Upon Senior Securities                   24

 Item 4    Submission of Matters to a Vote of
            Security Holders                                 24

 Item 5    Other Information                                 24

 Item 6    Exhibits and Reports on Form 8-K                  24

 Signatures                                                  25

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          February 28,      May 31,
                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

ASSETS
------
CURRENT ASSETS
  Cash                                    $    339,806   $    228,414
  Accounts receivable, net                     169,802      1,165,749

  Due from Space Applications
     Corporation, short-term                    34,900              -
  Inventory, at cost                             1,936          2,546
  Other current assets                          13,078          2,309
                                          -------------  -------------

TOTAL CURRENT ASSETS                           559,522      1,399,018
                                          -------------  -------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                       20,728        167,741
  Computer equipment                           136,458        488,295
  Laboratory equipment                               -        121,426
  Leasehold improvements                           200         22,322
                                          -------------  -------------
                                               157,386        799,784
  Less accumulated depreciation
     and amortization                          125,381        717,713
                                          -------------  -------------

NET PROPERTY AND EQUIPMENT                      32,005         82,071
                                          -------------  -------------

INTANGIBLE ASSETS, NET OF
  AMORTIZATION                                       -         25,654
                                          -------------  -------------

OTHER ASSETS
  Deposits                                           -          7,359
  Due from Space Applications
     Corporation, long-term                    287,500              -
                                          -------------  -------------

TOTAL OTHER ASSETS                             287,500          7,359
                                          -------------  -------------

TOTAL ASSETS                              $    894,027   $  1,514,102
                                          ============   =============

   See accompanying notes to the condensed consolidated financial statements


                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

                                          February 28,      May 31,
                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable, current maturities    $      3,661   $    512,121
     Loans payable to officers and
       directors                                45,900         41,900
     Accounts payable                          543,569        419,023
     Accrued salaries and benefits              42,105        228,557
     Accrued payroll taxes and
       withholdings                             12,115        129,571
     Other accrued liabilities                  41,646        153,787
     Deferred revenue                           64,850         30,035
     Income taxes payable                          100          1,000
                                          -------------  -------------
  Total liabilities not subject to
     compromise                                753,946      1,515,994
                                          -------------  -------------

  Liabilities subject to compromise:
     Accounts payable                          272,338        325,192
     Accrued salaries and benefits             382,781        820,562
     Accrued payroll taxes and
       withholdings                            166,039        725,406
     Accrued interest and penalties            395,563        445,204
                                          -------------  -------------
  Total liabilities subject to
     compromise                              1,216,721      2,316,364
                                          -------------  -------------

TOTAL CURRENT LIABILITIES                    1,970,667      3,832,358
                                          -------------  -------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value,
  40,000,000 shares authorized,
  none issued                                        -              -
Common stock, $.0005 par value,
  60,000,000 shares authorized,
  6,811,083 shares issued and
  6,311,083 shares outstanding                   3,155          3,155
Capital in excess of par value               1,140,529      1,140,529
Accumulated deficit                         (2,235,324)    (3,461,940)
                                          -------------  -------------


TOTAL STOCKHOLDERS' DEFICIT                 (1,091,640)    (2,318,256)
                                          -------------  -------------


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                   $    879,027   $  1,514,102
                                          =============  =============

   See accompanying notes to the condensed consolidated financial statements


                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                -----------------------------------------------

                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

Revenue                                   $     89,446   $    142,413
                                          -------------  -------------

Operating costs and expenses:
  Direct cost of services                       37,401         34,186
  General & administrative expenses             75,606         94,671
                                          -------------  -------------

Total operating costs and expenses             113,007        128,857
                                          -------------  -------------

Operating (loss) income from
  continuing operations                        (23,561)        13,556
                                          -------------  -------------

Other expense:
  Interest expense, net                             94          1,035
  Other, net                                     2,328            775
                                          -------------  -------------

Total other expense                              2,422          1,810
                                          -------------  -------------

(Loss) income from continuing
  operations before income
  taxes (benefit)                              (25,983)        11,746
                                          -------------  -------------

Income taxes (benefit)                          18,600              -
                                          -------------  -------------

(Loss) income from continuing operations       (44,583)        11,746
                                          -------------  -------------

Loss from discontinued operations
  before reorganization items,
  net of income tax (tax benefit)
  of $(18,600) in 1998                         (11,654)       (42,208)
Reorganization items:
  Professional fees                            (17,965)       (34,324)
                                          -------------  -------------

Loss from discontinued operations              (29,619)       (76,532)

                                          -------------  -------------

Net loss                                  $    (74,202)  $    (64,786)
                                          =============  =============

Net loss per common share:
  (Loss) income before discontinued
     operations                           $      (0.01)  $          -
  Loss from discontinued operations                  -          (0.01)
                                          -------------  -------------
Net loss per common share                 $      (0.01)  $      (0.01)
                                          =============  =============

Weighted average number of shares
  outstanding                                6,311,083      6,311,083
                                          =============  =============


   See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                ----------------------------------------------

                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

Revenue                                   $    365,591   $    413,454
                                          -------------  -------------

Operating costs and expenses:
  Direct cost of services                      155,198        134,720
  General & administrative expenses            241,924        300,754
                                          -------------  -------------

Total operating costs and expenses             397,122        435,474
                                          -------------  -------------

Operating loss from continuing operations      (31,531)       (22,020)
                                          -------------  -------------

Other expense:
  Interest expense, net                            802          1,151
  Other, net                                     9,996          2,867
                                          -------------  -------------

Total other expense                             10,798          4,018
                                          -------------  -------------

Loss from continuing operations before
  income taxes (benefit)                       (42,329)       (26,038)
                                          -------------  -------------

Income taxes (benefit)                        (490,100)             -
                                          -------------  -------------

Income (loss) from continuing operations       447,771        (26,038)
                                          -------------  -------------

(Loss) income from discontinued
  operations before reorganization
  items, net of income tax
  (tax benefit) of $(85,200) in 1998           (71,270)        36,029
Reorganization items:
  Professional fees                            (64,191)      (124,893)
Income from the sale of discontinued
  operations, net of income tax
  of $575,300                                  914,306              -
                                          -------------  -------------

Income (loss) from discontinued
  operations                                   778,845        (88,864)
                                          -------------  -------------

Net income (loss)                         $  1,226,616   $   (114,902)
                                          =============  =============

Net income (loss) per common share:
  Income (loss) before discontinued
     operations                           $       0.07   $          -
  Income (loss) from discontinued
     operations                                   0.12          (0.01)
                                          -------------  -------------
Net income (loss) per common share        $       0.19   $      (0.02)
                                          =============  =============

Weighted average number of shares
  outstanding                                6,311,083      6,311,083
                                          =============  =============



   See accompanying notes to the condensed consolidated financial statements


                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                 ---------------------------------------------

                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

Cash flows from operating activities:
  Cash received from customers            $  1,455,329   $  6,348,416
  Cash paid to suppliers and employees      (1,923,351)    (5,886,122)
  Interest paid                                (20,172)      (116,898)
  Income taxes paid                               (900)        (1,030)
                                          -------------  -------------

  Net cash provided from operating
     activities before reorganization
     items                                    (489,094)       344,366
                                          -------------  -------------

  Operating cash flows from
     reorganization items:
     Professional fees paid for
       services rendered in connection
       with the Chapter 11 proceeding          (64,191)      (124,893)
                                          -------------  -------------

  Net cash used by reorganization items        (64,191)      (124,893)
                                          -------------  -------------

Net cash provided from operating
  activities                                  (553,285)       219,473
                                          -------------  -------------

Cash flows from investing activities:
  Proceeds received from the sale of
  discontinued operations                    1,172,400              -
  Capital expenditures                          (3,263)       (22,415)
                                          -------------  -------------

Net cash provided from investing
  activities                                 1,169,137        (22,415)
                                          -------------  -------------

Cash flows from financing activities:
  Proceeds from loans from officers
  and directors                                  4,000         29,500
  Proceeds of loans from receivables
     assignment - post-petition                308,336      4,622,829
  Repayment of loans from receivables
     assignment - pre-petition                       -        (24,800)
  Repayment of loans from
     receivables assignment -
     post-petition                            (812,379)    (4,852,829)
  Repayment of equipment loan -
     post petition                              (4,417)             -
                                          -------------  -------------

Net cash used in financing activities         (504,460)      (225,300)
                                          -------------  -------------

Net increase in cash                           111,392        (28,242)

Cash at the beginning of period                228,414         78,689
                                          -------------  -------------

Cash at the end of period                 $    339,806   $     50,447
                                          =============  =============


   See accompanying notes to the condensed consolidated financial statements


                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                 ---------------------------------------------

                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

Reconciliation of net income (loss)
  to net cash provided from
  operating activities:

Net income (loss)                         $  1,226,616   $   (114,902)

Adjustments to reconcile net income
  (loss) to net cash provided from
  operating activities:
  Depreciation                                  26,188         56,852
  Amortization                                   3,997          4,967
  Gain from the sale of discontinued
     operations                               (914,306)             -
  Income tax benefit generated by
     gain on the sale of discontinued
     operations                               (575,300)             -
  Changes in assets and liabilities:
     Decrease in accounts receivable           785,405        103,666
     Decrease in inventory                         610          1,270
     Decrease (increase) in other
       current assets                          (10,769)         8,443
     Decrease (increase) in other assets         7,359           (744)
     Decrease in accounts payable -
       pre-petition                            (52,854)       (67,255)
     Increase in accounts payable -
       post-petition                           124,546        184,235
     Decrease in accrued salaries and
       benefits - pre-petition                (182,581)       (28,676)
     Increase (decrease) in accrued
       salaries and benefits -
       post-petition                          (186,452)       167,118
     Decrease in accrued payroll taxes
       and withholdings - pre-petition        (559,367)      (160,388)
     Increase (decrease) in accrued
       payroll taxes and withholdings -
       post-petition                          (117,456)         6,974
     Increase (decrease) in other accrued
       liabilities - post-petition            (113,195)        49,867
     Increase (decrease) in accrued
       interest and penalties -
       pre-petition                            (49,641)         7,496
     Decrease in billings in excess of
       costs and anticipated profits                 -           (820)
     Increase in deferred revenue               34,815          2,400
     Decrease in income taxes payable             (900)        (1,030)
                                          -------------  -------------

Net cash provided from operating
  activities                              $   (553,285)  $    219,473
                                          =============  =============


   See accompanying notes to the condensed consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.     BASIS OF PRESENTATION
       ---------------------

The Condensed Consolidated Balance Sheet as of February 28, 1998, the Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended February 28, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1998, and for all periods presented, have been made.

The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at February 28, 1998, no minority interest has been reflected in the Condensed Consolidated Financial Statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997. The results of operations for the period ended February 28, 1998, are not necessarily indicative of the operating results for the full year.


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


3.     RECLASSIFICATIONS
       -----------------

Certain amounts in the Condensed Consolidated Balance Sheet as of May 31, 1997, the Condensed Consolidated Statements of Operations for the three and nine month periods ended February 28, 1997, and the Condensed Consolidated Statements of Cash Flows for the nine months then ended have been reclassified to conform to the February 28, 1998, presentation.


4. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF APPLIED RESEARCH OF MARYLAND, INC. AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
       ------------------------------------------------------------------

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

The following is a list of the purchased and excluded assets:

  PURCHASED ASSETS                        EXCLUDED ASSETS
----------------------------------      ----------------------------------
- All contracts rights (including       - ARM's charter and status as a
  project contracts),                     corporation, its minute book,
- All inventory,                          stock transfer records, and
- All books and records,                  similar records relating to
- All furniture, fixtures and             ARM's organization, existence
  equipment,                              or capitalization, and the
- All proprietary rights                  capital stock of ARM,
  (patents, etc.),                      - Billed accounts receivable
- All unbilled accounts receivable        as of closing,
  relating to expired contracts         - Intercompany receivables,
  as of January 31, 1997,               - All of ARM's cash accounts,
- All other unbilled accounts           - ARM's rights to occupy real
  receivable as of the closing date       pursuant to leases of real property
                                          and any leaseho,ld improvements
                                          made thereto,
                                        - Any other property identified by
                                          the Purchaser prior to the closing.

PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.

Now that the sale has been completed, ARM filed a Plan of Reorganization, which among other things, specified how much of the outstanding pre-petition liabilities will be paid and over what period of time. A Bankruptcy Court hearing is scheduled on April 28, 1998, to determine if the information contained in the document filed with the Court is adequate or needs to be amended. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights, plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of
Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS;
3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is confirmed by the Bankruptcy Court.

COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM.

As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of February 28, 1998, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of February 28, 1998. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

IMPACT ON ARC FROM THE SALE OF ARM.

During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS's and ARInternet's expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet, on the other hand, has steadily increased its revenues and as of February 28, 1998, had approximately 1,000 subscribers and had essentially reached breakeven operations on a cash basis. Management believes that ARInternet's revenues and business should stabilize and continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

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

The sale of ARM dramatically changed the Company's Balance Sheet and statement of operations. Through the Bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, and $1.670 million at February 28, 1998, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the likelihood of which cannot be assured, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.


5.     DISCONTINUED OPERATIONS
       -----------------------

On June 19, 1997, the Company consummated the sale of substantially all of the assets of ARM to SAC (the "Sale"). Accordingly, results from operations for ARM have been shown as discontinued operations for the three and nine months ended February 28, 1998 and 1997.

A reconciliation of the sales price to the net cash received is presented below:


  Sales price                           $    1,750,000
  Less:  Payments due over a
     period of one to three years             (322,400)
  Less:  Assumption of vacation
     liability                                (255,200)
                                        ---------------
  Net cash received at closing          $    1,172,400
                                        ===============

Distribution of the cash received at closing was as follows:


  Internal Revenue Service -
     pre-petition taxes                 $      609,000
  Employees - pre-petition
     401(k) contributions                      271,017
  Employees - pre-petition expenses             50,000
  Administrative expenses associated
     with sale of ARM                           60,000
  Cash held in Escrow for
     administrative claims                     182,383
                                        ---------------
Net cash received at closing            $    1,172,400
                                        ===============

A summary of ARM's results from operations for the three and nine months ended February 28, 1998 and 1997 are shown on the next page:

THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997:

                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

Revenue                                   $    (11,165)  $  1,861,484
                                          -------------  -------------

Operating costs and expenses:
  Direct cost of services                            -      1,147,950
  Indirect operating costs                       1,620        468,313
  General & administrative expenses             22,161        237,896
                                          -------------  -------------
Total operating costs and expenses              23,781      1,854,159
                                          -------------  -------------

Operating (loss) profit from
  discontinued operations                      (34,946)         7,325
                                          -------------  -------------

Other (income) expense:
  Interest expense, net                         (4,692)        38,463
  Other, net                                         -         11,070
                                          -------------  -------------
Total other expense                             (4,692)        49,533
                                          -------------  -------------

Income tax (tax benefit)                       (18,600)             -
                                          -------------  -------------

Loss from discontinued operations
  before reorganization items                  (11,654)       (42.208)
Reorganization items - professional fees       (17,965)       (34,324)
                                          -------------  -------------

Loss from discontinued operations         $    (29,619)  $    (76,532)
                                          =============  =============



NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997:

                                              1998           1997
                                           (Unaudited)     (Audited)
                                          ------------   ------------

Revenue                                   $    269,518   $  5,829,716
                                          -------------  -------------

Operating costs and expenses:
  Direct cost of services                      174,245      3,647,246
  Indirect operating costs                      76,055      1,312,983
  General & administrative expenses            184,853        699,130
                                          -------------  -------------
Total operating costs and expenses             435,153      5,659,359
                                          -------------  -------------

Operating (loss) profit from
  discontinued operations                     (165,635)       170,357
                                          -------------  -------------

Other (income) expense:
  Interest expense, net                         10,079        113,223
  Other, net                                   (19,244)        21,105
                                          -------------  -------------
Total other (income) expense                    (9,165)       134,328
                                          -------------  -------------

Income tax (tax benefit)                       (85,200)             -
                                          -------------  -------------

(Loss) income from discontinued
  operations before reorganization
  items                                        (71,270)        36,029
Reorganization items - professional fees       (64,191)      (124,893)
                                          -------------  -------------

Loss from discontinued operations         $   (135,461)  $    (88,864)
                                          =============  =============


6.   SUPPLEMENTAL SEGMENT INFORMATION
     --------------------------------

The Company's continuing operations have been classified into two business segments:


                                    ARS        ARInternet    Consolidated
                                -----------    -----------   -------------

Sales to unaffiliated customers:

  Quarter ended:
  --------------
  February 28, 1998             $   13,724     $  75,722      $  89,446
  February 28, 1997             $    6,113     $ 136,300      $ 142,413

  Nine months ended:
  ------------------
  February 28, 1998             $   89,100     $ 276,491      $ 365,591
  February 28, 1997             $   59,558     $ 353,896      $ 413,454


Operating loss from continuing operations before other income (expense) and income taxes:

  Quarter ended:
  --------------
  February 28, 1998             $  (2,797)     $ (20,764)     $ (23,561)
  February 28, 1997             $  (7,167)     $  20,723      $  13,556

  Nine months ended:
  ------------------
  February 28, 1998             $ (12,420)     $ (19,111)     $ (31,531)
  February 28, 1997             $ (28,021)     $   6,001      $ (22,020)



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

Results from Operations - Three Months Ended February 28, 1998 Compared to
1997
---------------------------------------------------------------------------

FROM CONTINUING OPERATIONS

The Company's revenues for the quarter ended February 28, 1998, were $89,446, or 37% below revenues of $142,413 for the same period during 1997. The decrease of $(52,967) in revenues during the quarter ended February 28, 1998, is primarily attributable to the decrease in ARInternet's revenues of $(60,578) or (44%), offset by an increase in ARS' revenues of $7,611 or 125% over the same period in 1997. The decrease in ARInternet's revenue were caused by a reduction in the number of subscribers serviced by the company, which the company beliefs is primarily related to the company not offering digital access capability. Subsequent to February 28, 1998, ARInternet contracted to upgrade its services for digital access capability. The increase in ARS' revenues related to an increase in the amount of products sold.

The Company's direct cost of services increased $3,215 or 9%, from $34,186 during the quarter ended February 28, 1997, to $37,401 during the same period in 1998. Of this amount, ARS increased $5,116 or 168%, while ARInternet's cost of services decreased $(1,901) or (6%). The increase in direct costs of ARS was primarily related to the increased sales for the quarter compared to the same period in 1997.

General and administrative ("G&A") expenses decreased $19,065 or 20%, from $94,671 in 1997, to $75,606 during 1998. Most notably, the G&A expenses associated with ARInternet decreased $(17,191), or 20% due to a reduction in the amount of salaries. ARS' G&A expenses decreased $(1,874) or (18%), which was attributed to the reduction in personnel costs. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1998.

As a result of the foregoing, the Company realized a operating loss from continuing operations for the quarter ended February 28, 1998, of $(23,561) compared to an operating income of $13,556 for the same period during 1997. ARS realized a operating loss of $(2,797) for the quarter ended February 28, 1998, which loss represented an improvement of $4,370 or 61% from the operating loss of $(7,167) during the same period in 1997. ARInternet realized a operating loss of $(20,764) for the quarter ended February 28, 1998, which represented a regression of $(41,487) from the operating income of $20,723 during the same period in 1997.

Interest and other expenses increased $612, from $1,810 for the quarter ended February 28, 1997, to $2,422 during the quarter ended February 28, 1998. The increase was primarily related to an increase in the amount of penalties that are being incurred.

The Company realized a loss from continuing operations of $(44,583) for the quarter ended February 28, 1998, compared to an income from continuing operations of $11,746 during the same period in 1997. This change in results from continuing operations was caused by the decrease in ARInternet's operating income and the change in the income tax benefit being realized by the sale of ARM, offset by the losses generated by ARM.

Based on the foregoing, income (loss) per common share from continuing operations changed from $0.00 in 1997 to $(0.01) in 1998.

FROM DISCONTINUED OPERATIONS

ARM's revenues for the quarter ended February 28, 1998, were $(11,165), or
(101)% below revenues of $1,861,484 for the same period during 1997. The decrease in revenues during the quarter ended February 28, 1998, is attributable to the sale of ARM which was effective June 19, 1997. Effective with the sale of ARM, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased. The negative revenue for the quarter ended February 28, 1998 resulted from adjustments (write-downs) in the amount of accounts receivables that are expected to be realized upon their ultimate collection.

ARM's direct cost of services decreased $1,147,950 or 100%, from $1,147,950 during the quarter ended February 28, 1997, to $0 during the same period in 1998. ARM's decrease in direct costs was due to the decrease in direct labor due, which, in turn, was due to the sale of ARM.

ARM's indirect operating costs decreased $466,693 or 100%, from $468,313 during the quarter ended February 28, 1997, to $1,620 during the quarter ended February 28, 1998. This decrease is directly related to a decrease in direct labor costs incurred.

ARM's general and administrative ("G&A") expenses decreased $215,735 or 91%, from $237,896 in 1997, to $22,161 during 1998. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM. ARM will, however, continue to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

As a result of the foregoing, ARM realized an operating loss for the quarter ended February 28, 1998, of $(34,946) compared to operating income of $7,325 for the same period during 1997. The $42,271 decrease in ARM's 1998 operating margin was primarily related to the sale of ARM's contracts and the discontinuation of ARM's operations.

ARM's interest and other expenses decreased $54,225, from $49,533 for the quarter ended February 28, 1997, to $(4,692) during the quarter ended February 28, 1998. Net interest expense decreased $43,155 or 112% from 1997. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses also decreased $11,070 or 100% during the quarter ended February 28, 1998. This was primarily due to the fact that ARM no longer has any operations and as a result, is not incurring any such expenses.

ARM sustained a loss before the gain on the sale of ARM of $(29,619) for the quarter ended February 28, 1998, compared to a loss of $(76,532) during the same period last year.

Results from Operations - Nine months Ended February 28, 1998 Compared to 1997
---------------------------------------------------------------------------

FROM CONTINUING OPERATIONS

The Company's revenues for the nine months ended February 28, 1998, were $376,591, or 11% below revenues of $413,454 for the same period during 1997. The decrease of $47,863 in revenues during the nine months ended February 28, 1998, is primarily attributable to an decrease in ARinternet's revenues of $(77,405) or (22%) compared to the 1997 revenues of $353,896, offset by a increase in ARS' revenues of $29,542 or 50%. The decrease in ARInternet's revenue were caused by a reduction in the number of subscribers serviced by the company, which the company believes is primarily related to the company not offering digital access capability. Subsequent to February 28, 1998, ARInternet contracted to upgrade its services for digital access capability. The increase in ARS' revenue resulted from an increase in the products sales realized this year compared to 1997.

The Company's direct cost of services increased $20,478 or 15%, from $134,720 during the nine months ended February 28, 1997, to $155,198 during the same period in 1998. Of this amount, ARS increased $24,459 while ARInternet's cost of services decreased $(3,981). The increase in direct costs of ARS was primarily related to the increased sales for the nine month period compared to the same period in 1997. The decrease in ARInternet's direct costs of sales was the direct result of decreased sales during the current period.

General and administrative ("G&A") expenses decreased $(58,830) or (20%), from $300,754 in 1997, to $241,924 during 1998. Most notably, the G&A expenses associated with ARInternet decreased $48,314, while ARS' G&A expenses decreased $10,546 during the period. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1998. The decrease in ARS's G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period.

As a result of the foregoing, the Company realized an operating loss from continuing operations for the nine months ended February 28, 1998, of $(31,531) compared to an operating loss of $(22,020) for the same period during 1997. ARS posted an operating loss of $(12,420) for the nine months ended February 28, 1998, which loss represented an improvement of $15,601 or 56% from the operating loss of $(28,021) during the same period in 1997. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(19,111) for the nine months ended February 28, 1998, which represented a regression of $(25,112) from the operating income of $6,001 during the same period in 1997.

Interest and other expenses increased $6,780, from $4,018 for the nine months ended February 28, 1997, to $10,798 during the nine months ended February 28, 1998. The increase was primarily related to an increase the reserve for uncollectible accounts of $5,000 by ARInternet during the nine months ended February 28, 1998 when compared to the same period in 1997.

The Company realized income from continuing operations of $447,771 for the nine months ended February 28, 1998, compared to a loss from continuing operations of $(26,038) during the same period in 1997. This change in results from continuing operations was the result of a $490,100 tax benefit from the realization of the net operating loss carryforwards of the company, which offset the taxes ascribed to the gain on the sale of ARM.

Based on the foregoing, income (loss) per common share from continuing operations increased from $(0.01) in 1997 to $0.12 in 1998.

FROM DISCONTINUED OPERATIONS

ARM's revenues for the nine months ended February 28, 1998, were $269,518, or
(95)% below revenues of $5,829,716 for the same period during 1997. The decrease in revenues during the quarter ended February 28, 1998, of $5,560,198 is attributable to the sale of ARM which was effective June 19, 1997. Effective with the sale of ARM, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased.

ARM's direct cost of services decreased $3,473,001 or 95%, from $3,647,246 during the nine months ended February 28, 1997, to $174,245 during the same period in 1998. ARM's decrease in direct costs was due to the decrease in direct labor due, which, in turn, was due to the sale of ARM.

ARM's indirect operating costs decreased $1,236,928 or 94% from $1,312,983 during the nine months ended February 28, 1997, to $76,055 during the quarter ended February 28, 1998. This decrease is directly related to a decrease in direct labor costs incurred.

ARM's general and administrative ("G&A") expenses decreased $514,277 or 74%, from $699,130 in 1997, to $184,853 during 1998. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM. ARM will continue to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

As a result of the foregoing, ARM realized an operating loss for the nine months ended February 28, 1998, of $(165,635) compared to operating income of $170,357 for the same period during 1997. The $335,992 decrease in ARM's 1997 operating margin was directly related to the sale of ARM's contracts and the discontinuation of ARM's operations.

ARM's interest and other expenses decreased $143,493, from $134,328 for the nine months ended February 28, 1997, to $(9,165) during the nine months ended February 28, 1998. Net interest expense decreased $103,144 or 91% from 1997. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses also decreased $40,349 during the nine months ended February 28, 1998. This was primarily due to the fact that ARM collected $19,290 against a previously written off bad debt during the period, which was shown as other income.

ARM sustained a loss before the gain on the sale of ARM of $(135,461) for the nine months ended February 28, 1998, compared to a loss of $(88,864) during the same period last year. After recording the gain on the of $1,489,606 on the sale of ARM, and after giving affect for the income taxes ascribed to the Sale of $575,300, ARM reported income of $778,845 for the current fiscal period. Because the Company had net operating loss carryforwards available to offset the gain, no tax will actually be due (the tax benefit for the net operating loss carryforwards realized is shown under continuing operations, consistent with the current accounting reporting standards).

Liquidity and Capital Resources - 1998 Compared to 1997
-------------------------------------------------------

Total assets decreased $620,075 or 41%, from $1,514,102 at May 31, 1997, to $894,027 at February 28, 1998. Total liabilities on the other hand decreased from $3,832,358 to $1,970,667 over the same period, or a decrease of $1,861,691, or 49%.

The most significant reason for the decrease in total assets was the decrease in accounts receivable. At February 28, 1998, the Company had $169,802 and $0 in billed and unbilled receivables, respectively. At May 31, 1997, the Company had $955,207 and $210,542 in billed and unbilled receivables, respectively. Billed receivables decreased $785,405 or 82% from May 31, 1997, while unbilled receivables decreased $210,542 or 100% from May 31, 1997. The decrease in billed accounts receivable was primarily the result of the discontinuation of ARM's business as a result of the Sale on June 19, 1997, and the subsequent collection of the majority of the previously outstanding receivables. The decrease in unbilled accounts receivable resulted from the Sale, as all unbilled receivables were purchased by SAC.

The most significant reasons for the $762,048 decrease in post-petition liabilities collectively, were decreases in: notes payable of $508,460, accrued salaries and benefits of $186,452, accrued payroll taxes of $117,456 and other accrued liabilities of $112,141, while accounts payable increased by $124,546 as well as deferred revenue by $34,815. The decreases were caused by the payment of the pre-closing liabilities after the sale of ARM was completed. The majority of the post-petition accounts payable consisted of unpaid professional fees related to the bankruptcy proceeding, which must be court approved by the Bankruptcy Court before they can be paid.

The decrease in pre-petition liabilities of $(1,099,643) included decreases of: $(52,854) in accounts payable, $(437,781) in accrued salaries and benefits, $(559,367) of accrued payroll taxes and withholdings, and $(49,641) of accrued interest and penalties. All of these decreases resulted from payments from the proceeds of the sale of ARM to SAC, or the assumption of the liability by SAC.

The Company's working capital deficit improved by 42% during the quarter ended February 28, 1998, from a deficit of $(2,433,340) at May 31, 1997 to a deficit of $(1,411,145) at February 28, 1998.

FILING OF CHAPTER 11 PETITION BY ARM

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

The following is a list of the purchased and excluded assets:


  PURCHASED ASSETS                        EXCLUDED ASSETS
----------------------------------      ----------------------------------
- All contracts rights (including)      - ARM's charter and status as a
  project contracts),                     corporation, its minute book,
- All inventory,                          stock transfer records, and
- All books and records,                  similar records relating to ARM's
- All furniture, fixtures and             organization, existence or
  equipment,                              capitalization, and the capital
- All proprietary rights                  stock of ARM,
  (patents, etc.)                       - Billed accounts receivable as
- All unbilled accounts receivable        of closing,
  relating to expired contracts         - Intercompany receivables,
  as of January 31, 1997,               - All of ARM's cash accounts,
- All other unbilled accounts           - ARM's rights to occupy real
  receivable as of the closing            property pursuant to leases of
  date.                                   real property and any leasehold
                                          improvements made thereto,
                                        - Any other property identified by
                                          the Purchaser prior to the closing.


PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES

Now that the sale has been completed, ARM filed a Plan of Reorganization, which among other things, specified how much of the outstanding pre-petition liabilities will be paid and over what period of time. A Bankruptcy Court hearing is scheduled on April 28, 1998, to determine if the information contained in the document filed with the Court is adequate or needs to be amended. This Plan is expected to take several months to receive Bankruptcy Court approval. It is also expected that between the monies generated from the sale of ARM's contract rights, plus the collection of outstanding accounts receivable (which are not part of the sale), there will not be sufficient monies to liquidate all of ARM's pre-petition liabilities. Furthermore, it appears that the unsecured creditors (accounts payable) will receive little or nothing towards their pre-petition claims. Specifically, it appears that the following will be paid in full as a result of the expected Plan of
Reorganization: 1) the secured claim of CFC, ARM's pre-petition and post-petition lender; 2) the principal portions of the tax amounts owed to the IRS;
3) approximately $255,200 of the $345,138 owed to the employees for accrued vacation, $530,917 of the $676,000 owed to the 401(k) Plan as of April 2, 1996, as well as certain employees' pre-petition claims for unreimbursed travel expenses of approximately $50,000; and 4) the majority of the principal portions of the tax amounts owed to the various state authorities. Although these are the current expectations, there can be no assurance that these amounts will be paid until the Plan of Reorganization is confirmed by the Bankruptcy Court.

COLLECTION OF THE INTER-COMPANY AMOUNTS OWED TO ARM

As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances will be supervised and controlled by the Bankruptcy Court. As of February 28, 1998, ARS has only one part-time employee and its assets and sales are minimal. ARS has still not achieved breakeven operations. Therefore payment of any of the amount it owes ARM is extremely doubtful. On the other hand, ARInternet has essentially achieved breakeven operations (on a cash basis) as of February 28, 1998. Therefore, it can reasonably be expected that ARInternet will be required to repay some amount to liquidate its debt to ARM. The ultimate amount will be determined by the Bankruptcy Court.

IMPACT ON ARC FROM THE SALE OF ARM.

During the fiscal year ended May 31, 1997, ARM's operations constituted 93% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS's and ARInternet's expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet, on the other hand, has steadily increased its revenues and as of February 28, 1998, had approximately 1,000 subscribers and had essentially reached breakeven operations on a cash basis. Management believes that ARInternet's revenues and business should stabilize and continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

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

The sale of ARM dramatically changed the Company's Balance Sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $3.5 million at May 31, 1997, and $1.603 million at February 28, 1998, will be either liquidated or discharged. This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the likelihood of which cannot be assured, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM is completed.

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

  None
                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




-------------------------------------------    --------------------
Dr. S.P.S. Anand                               Date
President and Chief Executive Officer




-------------------------------------------    --------------------
Dennis H. O'Brien                              Date
Vice President and Chief Financial Officer
                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ S.P.S. Anand                               April 17, 1998
-------------------------------------------    --------------------
Dr. S.P.S. Anand                               Date
President and Chief Executive Officer



/s/ Dennis H. O'Brien                          April 17, 1998
-------------------------------------------    --------------------
Dennis H. O'Brien                              Date
Vice President and Chief Financial Officer