Form 10KSB
period 1998-05-31
APPLIED RESEARCH CORP
filed 1998-09-15
CIK 794876

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended May 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0l-10076

                         APPLIED RESEARCH CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Colorado                                                            86-0585693
------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                          Identification No.)

8201 Corporate Drive, Suite 1110, Landover, Maryland              20785
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (301)459-3773

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                                          Name of each exchange
          Title of Each Class               on which registered
         --------------------             ----------------------
    Common Stock, $.0005 par value                 None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended May 31, 1998 were $726,233.

On September 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $151,091.

On September 11, 1998, there were 6,311,083 shares of $0.0005 par value Common Stock outstanding.

                         APPLIED RESEARCH CORPORATION
                            INDEX TO ANNUAL REPORT
                                ON FORM 10-KSB

PART I                                                   Page

     Item 1:   Description of Business . . . . . . . . . . .4
     Item 2:   Description of Property . . . . . . . . . . .9
     Item 3:   Legal Proceedings . . . . . . . . . . . . . .9
     Item 4:   Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . .9

PART II

     Item 5:   Market for Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . .10
     Item 6: Management's Discussion and Analysis of Financial Condition and Results
               of Operations . . . . . . . . . . . . . . . .11
     Item 7:   Financial Statements and Supplementary Data .16
     Item 8:   Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure. . . . . . . . . . . . .16

PART III

     Item  9:  Directors and Executive Officers of the
               Registrant. . . . . . . . . . . . . . . . . .17
     Item 10:  Executive Compensation. . . . . . . . . . . .17
     Item 11:  Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . .17
     Item 12:  Certain Relationships and Related
               Transactions. . . . . . . . . . . . . . . . .17

PART IV

     Item 13:  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K . . . . . . . . . . .17
     Signatures. . . . . . . . . . . . . . . . . . . . . . .40

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant hereby incorporates by reference the following
     Documents:

PART III

     Item  9:  Directors and Executive Officers of the Registrant
     Item 10:  Executive Compensation
     Item 11:  Security Ownership of Certain Beneficial Owners and Management
     Item 12:  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of Stockholders, which will be filed in an amendment within 120 days of May 31, 1998.

PART IV - Exhibits

   1. Incorporated herein by reference from the Registrant's May 31, 1997, Annual Report on Form 10-KSB, filed with Securities and Exchange Commission on September 12, 1997.

   2. Incorporated herein by reference from the Registrant's May 31, 1996, Annual Report on Form 10-KSB, filed with Securities and Exchange Commission on September 12, 1996.

   3. Incorporated herein by reference from the Registrant's May 31, 1995, Annual Report on Form 10-K, filed with Securities and Exchange Commission on August 29, 1995.

   4. Incorporated herein by reference from the Registrant's May 31, 1994, Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 6, 1994.

   5. Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 28, 1994, S.E.C. File No. 01-10076.

   6. Incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated August 25, 1997, filed with Securities and Exchange Commission on August 27, 1997, as amended by the Registrant's Amended Current Report on Form 8-K/A-1 filed with the Securities and Exchange Commission on September 5, 1997.

   7. Incorporated by reference from the Registrant's Registration Statement on Form S-18, as amended, filed with Securities and Exchange Commission on June 21, 1989, S.E.C. File No. 33-11943-LA.

                                    PART I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS
          ----------------------

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

Following the acquisition, Applied Research Corporation (the original Maryland corporation) changed its name to Applied Research of Maryland, Inc. ("ARM"), and Dollar Ventures, Inc. changed its name to Applied Research Corporation ("ARC"). Applied Research of Maryland, Inc. was a high technology company specializing in research and development, design and fabrication of sensors and instrumentation, technical support services and software development. As a result of continuing operating losses, on April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On June 19, 1997, the majority of the operating assets of ARM were sold. On July 30, 1998, ARM's Plan of Reorganization was approved by the Bankruptcy Court, and ARM emerged from the Chapter 11 process. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ARSoftware Corporation ("ARS"), a Maryland corporation and wholly owned subsidiary of ARC was formed in April, 1992, to diversify ARC's business by developing niche markets in the computer software industry. The objective of ARS is to develop and distribute scientific and technical software to academic, commercial and federal, state and local government entities. ARS is currently reselling existing products under licensing agreements.

ARInternet Corporation ("ARInternet"), a Maryland corporation and majority owed (95%) subsidiary of ARC was formed in November 1994, to diversify the business base of ARC by developing niche markets in the computer online services industry.

As hereinafter used, and except when otherwise indicated by context, the term "Company" shall refer to Applied Research Corporation and its wholly- owned subsidiaries Applied Research of Maryland, Inc. and ARSoftware Corporation and its majority-owned subsidiary, ARInternet Corporation.

(b)  Business of Issuer:

The Company's wholly-owned subsidiary ARSoftware Corporation and its majority-owned subsidiary ARInternet Corporation, are operating entities. As indicated above, on June 19, 1997, the Company sold the majority of ARM's assets, at which time, operations ceased. See additional information below.

APPLIED RESEARCH OF MARYLAND, INC.
----------------------------------
On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM (the "Debtor") in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while ARM continued business operations as Debtor-In-Possession. Subsequent to the filing, ARM entered into an agreement to sell a majority of ARM's assets. At a Bankruptcy Court hearing on April 11, 1997, this agreement was subjected to counter offers, and the sale price ultimately became $1.75 Million (the "Asset Purchase Agreement"). The court order approving the Asset Purchase Agreement was signed by the Bankruptcy Court on May 30, 1997. Completion of the sale was subject to approval of the transfer of certain contract rights and obligations by ARM's principal customer. Approval was granted on June 19, 1997, at which time the sale was completed with payment of the cash portion of the purchase price being placed in escrow. The cash placed in escrow was subsequently disbursed to creditors. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the Bankruptcy proceedings and the sale.

ARM was the principal business of ARC. However, following completion of the sale of ARM's assets, ARM's operations, for all intents and purposes, ceased.

ARSOFTWARE CORPORATION
----------------------
ARS was established to diversify the Company's business base by developing niche markets in the computer software industry. Currently, ARS is reselling selected products to academic institutions, industry and Government agencies, focusing on end users working on scientific and engineering applications.

ARINTERNET CORPORATION
----------------------
From its inception, ARInternet has been committed to providing to its customers three essential ingredients for a successful Internet experience: reliable connectivity, quality service and support and innovative application of state-of-the-art technology. ARInternet had approximately 750 subscribers as of May 31, 1998. ARInternet offers monthly, quarterly, semi-annual and annual subscription agreements, each requiring payment in advance. ARInternet offers the ability to pay the subscription amounts by credit card to facilitate payment.

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

     In keeping with its clear emphasis on customer service, ARInternet arranges for almost any type of Internet connection the customer needs, at a reasonable price.

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

RESEARCH AND DEVELOPMENT
------------------------
ARM conducted research and development activities in several areas. Through its ARInstruments division, ARM conducted research and development related to the development of a proprietary technique and instrument, the BIO-UVB Meter, for directly measuring biological effects of solar UVB. During the years ended May 31, 1998 and 1997, $0 and approximately $95,000 was spent, respectively on research and development.

ARS does not conduct any significant research and development effort. ARS does, however, capitalize the cost of producing "product masters", in accordance with Statement of Financial Accounting Standards No. 86. However, during the years ended May 31, 1998 and 1997, nothing was spent or capitalized. ARS does not anticipate any such expenditures for the year ended May 31, 1999.

ARInternet had no research and development expenditures during the years ended May 31, 1998 and 1997.

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

ARM applied for and has been granted two (2) patents relating to instrument technology it developed. These two patents were sold under the Asset Purchase Agreement. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the sale.

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

SEASONALITY
-----------
In the past, ARS revenues have been seasonal, with ARS typically showing greater revenues in the second, third and fourth fiscal quarters. ARS also has experienced inventory and accounts receivable variations due to the seasonal nature of its business.

Revenues for ARInternet have not been seasonal.

CUSTOMERS - MARKETS AND MARKETING
---------------------------------
Predominantly all of ARM's revenues (99%) were derived from agencies of the Government and prime contractors to those agencies. During fiscal 1998, ARM had one customer that accounted for approximately 34 percent (34%) of its revenue during the year. This customer, NASA, had 2 contracts with ARM, of which one contract provided 19 percent (19%) and a second provided 15 percent (15%) of ARM's revenue. Another customer, Hughes Corporation, had two contracts which accounted for 64 percent (64%) of ARM's revenue, of which the largest accounted for 47 percent (47%). The contracts held by ARM were sold under the Asset Purchase Agreement.

ARS has no significant major customers.

ARInternet has no significant major customers. At May 31, 1998, ARInternet had approximately 750 subscribers. At May 31, 1997, ARInternet had approximately 1,000 subscribers.

On a local level, ARInternet reaches its target market primarily through advertisements placed in the Washington Post. ARInternet intends to increase its marketing efforts, particularly on a national level, by placing advertisements in certain widely distributed scientific journals, and, possibly, through direct mailings to members of its target market. Additionally, ARInternet participates in a number of e-mail discussion groups and cultivates subscribers through ARInternet-sponsored Internet training sessions, and through word-of-mouth advertising.

BACKLOG
-------
ARM had no contract backlog as of May 31, 1998, as the contracts were sold on June 19, 1997, as part of the Asset Purchase Agreement. ARM's backlog of contracts as of May 31, 1997, was approximately $20.8 million ($2.8 million funded and $18 million unfunded).

ARS had no backlog at May 31, 1998.  ARS also had no backlog at May 31, 1997.

ARInternet's backlog as of May 31, 1998, was approximately $64,300 which related to prepaid subscriptions received in advance. This amount will be earned during the current fiscal year. ARInternet's backlog as of May 31, 1997, was approximately $30,000 which related to prepaid subscriptions received in advance. This amount was earned during fiscal year 1998.

COMPETITION
-----------
ARS faces competition from other firms which provide similar products and services. Some of these firms are larger and better capitalized than ARS. The Company does not consider any one firm to hold a dominant position in the industry.

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

EMPLOYEES
---------
At May 31, 1998, 3 full-time and no part-time employees, all of whom were employed by ARInternet. Outside consultants with specialized knowledge and experience in designing and operating TCP/IP networks, client/server and database application development, CD-ROM publishing and familiarity with biological and medical resources and markets have been utilized to extend the Company's capabilities and to enhance the range of services covered. As resources permit and circumstances warrant, additional personnel with specialized talents and experience will be added to the present staff. Anticipated needs include application software developers, customer service representatives, database specialists, and technical assistants.

ITEM 2.   DESCRIPTION OF PROPERTY
          ----------------------

The Company's corporate headquarters are located at 8201 Corporate Drive, Landover, Maryland 20785. The existing lease covers 2,561 sq. ft. at a monthly rate of $4,805 and runs through September 30, 1998. The Company has negotiated a one year extension though September 30, 1999, but has not signed a formal lease amendment.

Of the total space, ARS occupies 1,551 sq. ft. of office space and ARInternet occupies 1,010 sq. ft. of office space. The Company's corporate headquarters are expected to be adequate to meet the Company's needs for the foreseeable future.

The Company's capital equipment consists primarily of furniture and office equipment, laboratory equipment and computer hardware located at its corporate headquarters. ARS' capital equipment is believed to be adequate to meet its projected needs for the foreseeable future. ARInternet will require additional computer-related equipment as its customer base increases. The amount of such purchases required for fiscal 1999 will depend on growth and therefore can not be reasonably determined at this time.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

Neither ARC, ARS, or ARInternet is currently a party to any pending litigation or other material legal proceeding.

On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the ARM continued business operations as Debtor-In-Possession. On July 30, 1998, the Bankruptcy Court approved ARM's Plan of Reorganization, at which time ARM emerged from Chapter
11. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the bankruptcy proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

(a)  Market Information

The Company's common stock is traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol "APLS". The high and low bid prices as quoted on the OTCBB system, are shown below for the period June 1, 1996 through August 31, 1998. The high and low bid information as quoted on the OTCBB represents prices between brokers and dealers and does not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices may not reflect prices in actual transactions.

                               High        Low         Last
                               ----        ---         ----

      FISCAL 1997
      First Quarter          0.1500      0.0600      0.0600
      Second Quarter         0.1200      0.0200      0.0200
      Third Quarter          0.0500      0.0200      0.0250
      Fourth Quarter         0.0500      0.0200      0.0200

      FISCAL 1998
      First Quarter          0.1250      0.0200      0.0500
      Second Quarter         0.0800      0.0300      0.0600
      Third Quarter          0.0300      0.0300      0.0300
      Fourth Quarter         0.0200      0.0200      0.0200

      FISCAL 1999
      First Quarter          0.0625      0.0200      0.0450


NUMBER OF SHAREHOLDERS
----------------------
The approximate number of shareholders of record for the Company's common stock as of August 31, 1998, was 240. This amount represents the number of certificate holders and excludes individual non-objecting beneficial owners of the Company's common stock held in "street name".

DIVIDENDS
---------
No cash dividends have been declared on the common stock of the Company for the fiscal years ending May 31, 1998 and 1997. In addition, while there are no limitations on the ability of the Company to pay dividends, management does not anticipate the declaration of a cash dividend on any class of common stock of the Company in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

OVERVIEW
--------
Applied Research Corporation ("the Company") is comprised of two wholly-owned subsidiaries, Applied Research of Maryland, Inc. ("ARM") and ARSoftware Corporation ("ARS"), and a majority-owned (95%) subsidiary, ARInternet Corporation ("ARInternet"). ARM consisted of three unincorporated divisions:
Technical Services Division, Instruments Division and ARInstruments Division ("ARInstruments"). Management's discussion and analysis of financial condition and results of operations takes into consideration the activities of the Company as a whole and each individual operating entity where necessary. Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against ARM in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while ARM continued business operations as Debtor-In-Possession. Prior to the filing of the Chapter 11 petition, management for ARM had been attempting to sell the assets of ARM. Subsequent to the filing, and following one (1) unsuccessful attempt to sell a majority of ARM's assets, ARM entered into an agreement to sell a majority of ARM's assets to Space Applications Corporation ("SAC"). At a Bankruptcy Court hearing on April 11, 1997, this agreement was subjected to counter offers from three qualified bidders and after extensive bidding, an offer was accepted for $1.75 Million from SAC. Completion of this sale was subject to approval, by ARM's principal customer, of the transfer of certain contract rights and obligations, which was received on June 19, 1997, at which time the sale was completed, with the cash portion of the purchase price being placed in escrow. The cash placed in escrow was subsequently disbursed to creditors. Following consummation of the sale of ARM's assets, ARM, for all intents and purposes, ceased all continuing operations. On July 30, 1998, the Bankruptcy Court approved ARM's Plan of Reorganization and ARM emerged from the Bankruptcy process. See Notes to Consolidated Financial Statements, Note 14.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997
---------------------------------------------

From Continuing Operations
--------------------------
The Company's revenues for the year ended May 31, 1998, were $456,715, or
(16)% below revenues of $542,575 for the same period during 1997. The decrease in revenues during the year ended May 31, 1998, of $85,860 is primarily attributable to the decrease in ARInternet's revenues of $109,131 or 24% when compared with revenues of $462,454 generated during the same period in 1997. ARS' revenues were $103,392, an increase of $23,271 or 29%, over the previous year, and partially offset the declines experienced by ARInternet.

The Company's direct cost of services increased $12,759 or 7%, from $180,150 during the year ended May 31, 1997, to $192,909 during the same period in 1998. Of this amount, ARS increased $21,598 while ARInternet's cost of services decreased $8,839. The increase in direct costs of ARS was primarily related to the higher sales for the period, compared to the same period in 1997. The decrease in ARInternet's direct costs of sales was the direct result of the lower sales during the current year.

General and administrative ("G&A") expenses decreased $114,797 or 28%, from $405,749 in 1997, to $290,952 during 1998. Most notably, the G&A expenses associated with ARInternet decreased $99,523 or 29%, while ARS' G&A expenses decreased $15,274 or 26%, during the year ended May 31, 1998. The decrease in ARS' G&A expenses was predominantly attributable to a reduction in personnel and marketing related expenses during the period when compared to the same period in 1997. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1998 when compared to the same period in 1997.

As a result of the foregoing, the Company realized an operating loss from continuing operations for the year ended May 31, 1998, of $(27,146) compared to an operating loss of $(43,324) for the same period during 1997. ARS posted an operating loss of $(14,843) for the year ended May 31, 1998, which represented an improvement of $16,947 or 53% from the operating loss of $(31,790) during the same period in 1997. This net improvement for ARS is directly attributable to a decrease in salary and related fringe benefit expenses and reductions in marketing and other expenses. ARInternet posted an operating loss of $(12,303) for the year ended May 31, 1998, which represented a regression of $769, or 7%, from the operating loss of $(11,534) during the same period in 1997. This reduction for ARInternet was directly attributable to an decrease in the overall revenue levels from the previous year.

Interest and other expenses increased $4,778 or 65%, from $7,379 for the year ended May 31, 1997, to $12,157 during the current fiscal year. The increase was primarily related to increased penalties incurred by the Company during the year ended May 31, 1998, when compared to the same period in 1997.

The Company realized income from continuing operations of $435,897 for the year ended May 31, 1998, compared to a loss from continuing operations of $(50,703) during the same period in 1997. This change in results from continuing operations was the direct result of a $475,200 tax benefit realized by the Company as a result of its net operating loss carryforwards, which offset the taxes ascribed to the gain on the sale of ARM's assets.

Based on the foregoing, income (loss) per common share from continuing operations increased from $(0.01) in 1997 to $0.07 in 1998.

From Discontinued Operations
----------------------------
ARM's revenues for the year ended May 31, 1998, were $269,518, or (97)% below revenues of $7,727,647 for the same period during 1997. The decrease in revenues during the year ended May 31, 1998, of $7,458,129 is attributable to the sale of a majority of ARM's assets which was effective June 19, 1997. Effective with the sale of ARM's assets, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased.

ARM's direct cost of services decreased $4,715,375 or 96%, from $4,888,897 during the year ended May 31, 1997, to $173,522 during the same period in 1998. ARM's decrease in direct costs was due to the decrease in direct labor, which, in turn, was due to the sale of ARM's assets.

ARM's indirect operating costs decreased $1,587,428 or 95% from $1,665,097 during the year ended May 31, 1997, to $77,669 during the same period in 1998. This decrease is directly related to a decrease in direct labor costs incurred.

ARM's general and administrative ("G&A") expenses decreased $707,556 or 78%, from $908,075 in 1997, to $200,519 during 1998. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM's assets. ARM continued to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

As a result of the foregoing, ARM realized an operating loss for the year ended May 31, 1998, of $(182,192) compared to operating income of $265,578 for the same period during 1997. The $447,770 decrease in ARM's 1998 operating margin was directly related to the sale of ARM's contracts and the discontinuation of ARM's operations.

ARM's interest and other expenses decreased $286,129, from $273,539 for the year ended May 31, 1997, to $(12,590) during the same period in 1998. Net interest expense decreased $154,030 or 96% from 1997. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses also decreased $66,052 during the year ended May 31, 1998. This was primarily due to the fact that ARM collected a $19,290 debt during the period which had previously been written off as a bad debt, the collection of which increased other income. Other expenses also decreased as a result of decreases in other unallowable costs from 1997. In addition, this category decreased $60,000 from 1997 due to a one time charge associated with the first unsuccessful attempted sale of ARM's assets.

ARM sustained a loss before the sale of its assets of $(159,183) for the year ended May 31, 1998, compared to a loss of $(165,404) during the same period last year. After recording the gain of $1,489,606 on the sale of ARM's assets, and after giving affect for the income taxes ascribed to the Sale of $575,300, ARM reported income of $755,123 for the current fiscal period. Because the Company had net operating loss carryforwards available to offset the gain, no tax will actually be due (the tax benefit for the net operating loss carryforwards realized is shown under continuing operations, consistent with current financial reporting standards).

LIQUIDITY AND CAPITAL RESOURCES - 1998 COMPARED TO 1997
-------------------------------------------------------
Total assets decreased $940,992 or 62%, from $1,514,102 at May 31, 1997, to $573,110 at May 31, 1998. Total liabilities on the other hand decreased from $3,832,358 to $1,700,346 over the same period, or a decrease of $2,132,012, or 56%.

The most significant reason for the decrease in total assets was the decrease in accounts receivable. At May 31, 1998, the Company had $163,477 and $0 in billed and unbilled receivables, respectively. This compares with $955,207 and $210,542 in billed and unbilled receivables, respectively, reported at May 31, 1997. Billed receivables decreased $791,730 or 83% from May 31, 1997, while unbilled receivables decreased $210,542 or 100% from May 31, 1997. The decrease in billed accounts receivable was primarily the result of the discontinuation of ARM's business as a result of the Sale of ARM's assets on June 19, 1997, and the subsequent collection of the majority of the previously outstanding receivables. The decrease in unbilled accounts receivable resulted from the Sale of ARM's assets, as all unbilled receivables were purchased by SAC.

The most significant reasons for the $1,032,369 decrease in post-petition liabilities collectively, were decreases in: notes payable of $510,011, accounts payable of $155,028, accrued salaries and benefits of $189,123, accrued payroll taxes of $122,697, other accrued liabilities of $91,662 and accrued income taxes payable of $1,000, while deferred revenue increased by $34,232 and loans to officers and directors increased by $2,910. The decreases were caused by the payment of the post-petition liabilities after the sale of ARM's assets was completed. The majority of the post-petition accounts payable consisted of unpaid professional fees related to the bankruptcy proceeding, a majority of which, have been approved by the Bankruptcy Court and paid.

The decrease in pre-petition liabilities of $(1,099,643) included decreases of: $(52,854) in accounts payable, $(437,781) in accrued salaries and benefits, $(559,367) in accrued payroll taxes and withholdings, and $(49,641) in accrued interest and penalties. All of these decreases resulted from payments from the proceeds of the sale of ARM's assets to SAC, and/or the assumption of certain ARM liabilities by SAC.

As a result of the foregoing, the Company's working capital deficit improved by 41% during the year ended May 31, 1998, from a deficit of $(2,433,340) at May 31, 1997 to a deficit of $(1,440,230) at May 31, 1998.

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

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and its principal lender, CFC to allow the Company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of the $13,600 of cash seized by the IRS on April 1, 1996. Subsequent monthly payments continued to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (the final vouchers on 14 old contracts, which totaled approximately $136,700). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. Thereafter, these agreements continued to be renewed by the Bankruptcy Court.


While ARM was in bankruptcy, it curtailed accruing interest on all pre-petition obligations except the amounts owed CFC, the secured lender approved by the Bankruptcy Court.

Sale of ARM's Government Contracts.
-----------------------------------
On March 3, 1997, the Company accepted a contract for the sale of certain of ARM's assets for $1.475 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, which was scheduled for April 11, 1997. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC. The purchase price was payable as follows: $1,172,400 of cash at closing, $322,400 payable over three years and the assumption of liabilities totaling $255,200.

Because of the change in the purchase price as well as in the distribution of funds, the original SAC contract required modifications. An amendment to the contract reflecting these changes was signed on April 16, 1997. A Bankruptcy Court order documenting the bidding procedure was approved by the Bankruptcy Court on May 30, 1997. The sale was subject to the successful novation of ARM's Government contracts. This was approved on June 19, 1997, at which time the sale was completed with payment of the cash portion of the purchase price being placed in escrow. The cash placed in escrow was subsequently disbursed to creditors.

The following is a list of the purchased and excluded assets:

    Purchased Assets                            Excluded Assets
    ----------------                            ---------------
- All contracts rights (including        - ARM's charter and status as a
  project contracts),                      corporation, its minute book,
- All inventory,                           stock transfer records, and
- All books and records,                   similar records relating to
- All furniture, fixtures and              ARM's organization, existence
  equipment,                               or capitalization, and the
- All proprietary rights                   capital stock of ARM,
  (patents, etc.)                        - Billed accounts receivable as
- All unbilled accounts receivable         of closing,
  relating to expired contracts as       - Intercompany receivables,
  of January 31, 1997,                   - All of ARM's cash accounts,
- All other unbilled accounts            - ARM's rights to occupy real
  receivable as of the closing date.       property pursuant to leases of
                                           real property and any leasehold
                                           improvements made thereto,
                                         - Any other property identified by
                                           the Purchaser prior to the
                                           closing.

Plan of Reorganization/Payment and Pre-Petition Liabilities.
------------------------------------------------------------
After the sale was completed, ARM filed a Plan of Reorganization, which, among other things, specified how much of the outstanding pre-petition liabilities would be paid and over what period of time. On July 30, 1998, the Plan was approved by the Bankruptcy Court. Between the monies generated from the sale of ARM's assets plus the collection of outstanding accounts receivable (which were not part of the sale), there were not sufficient monies to liquidate all of ARM's pre-petition liabilities. See Note 14 to the Consolidated Financial Statements for the amounts that are expected to be paid as part of the approved Plan of Reorganization.

Collection of the Inter-Company Amounts owed to ARM.
----------------------------------------------------
As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances was controlled by the Bankruptcy Court. As part of the approved Plan of Reorganization, ARInternet agreed to pay as settlement for the inter-company amounts owed to the Debtor: 1) $150,000 over three years, 2) half of any net surplus in cash flow derived from ARS or ARInternet operations after debt service, and 3) half of the net profit from any future sale of ARInternet. This settlement is secured by a lien on all assets of ARS and ARInternet, and was personally guaranteed by the President of ARC.

Impact on ARC after the Sale of ARM is Completed.
-------------------------------------------------
During the fiscal year ended May 31, 1998, ARM's operations constituted 37% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, as of May 31, 1998, had approximately 750 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

The sale of ARM dramatically changed the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $1.4 million at May 31, 1998, will be either liquidated or discharged (See Note 14). This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern.


INFLATION
---------
The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

Other than the foregoing, the Company is not aware of any trends, demands or uncertainties that are reasonably likely to have a material impact on the Company's results of operations and/or liquidity and capital resources.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

Index to Consolidated Financial Statements and Supplementary Data:        Page
-----------------------------------------------------------------         ----

Report of Independent Auditors                                              19

Financial Statements:

  Consolidated Balance Sheet - May 31, 1998                              20-21

  Consolidated Statements of Operations - Years Ended
  May 31, 1998 and 1997                                                     22

  Consolidated Statements of Changes in Stockholders'
  Deficit - Years Ended May 31, 1998 and 1997                               23

  Consolidated Statements of Cash Flows - Years Ended
  May 31, 1998 and 1997                                                  24-25

  Notes to Consolidated Financial Statements                             26-37

  The Financial Statement Schedules and Exhibits
  are Listed in Part IV Item 13                                             17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            ---------------------------------------------------------------

            NONE

                                   PART III
                                   --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 10.       EXECUTIVE COMPENSATION


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Part III, Items 9, 10, 11 and 12, are incorporated by reference from the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of May 31, 1998.


                                    PART IV
                                    -------

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----
     (a) Certain documents filed as part of the Form 10-KSB

          (1)  The financial statements included are listed
                  in Part II Item 7                                         16

     (b)  Reports on Form 8-K.

          The Company did not file any Current Report on Form 8-K during the quarter ended May 31, 1998.

     (c)  Index to Exhibits                                                 38




           All schedules not included herewith are presented in the footnotes to the consolidated financial statements or are not applicable.

==============================================================================

                         APPLIED RESEARCH CORPORATION

                             FINANCIAL STATEMENTS

==============================================================================

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Applied Research Corporation:

We have audited the accompanying consolidated balance sheet of Applied Research Corporation and subsidiaries as of May 31, 1998, the consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended May 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Research Corporation and subsidiaries as of May 31, 1998, and the consolidated results of their operations and their cash flows for the years ended May 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, substantially all of the assets of the Company's principal subsidiary were sold during June 1997. In addition, that subsidiary emerged from bankruptcy in July 1998, and the remaining assets will be used to repay pre and post-petition creditors as directed by the approved plan of reorganization. At May 31, 1998, the two remaining subsidiaries had a combined working capital deficit of approximately $240,000. In addition, both subsidiaries have a history of losses. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         ARONSON, FETRIDGE & WEIGLE

Rockville, Maryland
July 30, 1998

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 MAY 31, 1998


ASSETS
------
CURRENT ASSETS
  Cash (Note 2)                                               $     46,965
  Accounts receivable, net (Note 4)                                163,477
  Due from Space Applications Corporation,
     short-term (Notes 3 and 14)                                    34,900
  Other current assets                                              14,774
                                                              -------------

TOTAL CURRENT ASSETS                                               260,116
                                                              -------------

PROPERTY AND EQUIPMENT, AT COST (Notes 2 and 5)
  Furniture and equipment                                           20,728
  Computer equipment                                               136,458
  Leasehold improvements                                               200
                                                              -------------
                                                              157,386
  Less accumulated depreciation and amortization                   131,892
                                                              -------------

NET PROPERTY AND EQUIPMENT                                          25,494
                                                              -------------

OTHER ASSETS
  Due from Space Applications Corporation,
     long-term (Notes 3 and 14)                                    287,500
                                                              -------------

TOTAL ASSETS                                                  $    573,110
                                                              =============


        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - Continued
                                 MAY 31, 1998



LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable (Note 5)                                   $      2,120
     Loans payable to an officer and director (Note 12)             44,810
     Accounts payable                                              263,995
     Accrued salaries and benefits (Notes 6 and 7)                  39,434
     Accrued payroll taxes and withholdings                          6,874
     Other accrued liabilities                                      62,125
     Deferred revenue (Note 2)                                      64,267
                                                              -------------
  Total liabilities not subject to compromise                      483,625
                                                              -------------

  Liabilities subject to compromise: (Notes 3 and 14)
     Accounts payable                                              272,338
     Accrued salaries and benefits (Notes 6 and 7)                 382,781
     Accrued payroll taxes and withholdings (Note 8)               166,039
     Accrued interest and penalties (Notes 7 and 8)                395,563
                                                              -------------
  Total liabilities subject to compromise                        1,216,721
                                                              -------------

TOTAL CURRENT LIABILITIES                                        1,700,346
                                                              -------------

TOTAL LIABILITIES                                                1,700,346
                                                              -------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value, 40,000,000 shares
  authorized, none issued                                                -
Common stock, $.0005 par value, 60,000,000 shares
  authorized, 6,311,083 shares issued and
  outstanding (Note 11)                                              3,155
Capital in excess of par value                                   1,140,529
Accumulated deficit                                             (2,270,920)
                                                              -------------

TOTAL STOCKHOLDERS' DEFICIT                                     (1,127,236)
                                                              -------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 7, 8, 10, 11 and 14)
                                                              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    573,110
                                                              =============


        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 1998 AND 1997

                                                   1998           1997
                                               -------------  -------------

Revenue (Notes 2 and 13)                       $    456,715   $    542,575
                                               -------------  -------------
Operating costs and expenses:
  Direct cost of services                           192,909        180,150
  General & administrative expenses                 290,952        405,749
                                               -------------  -------------
Total operating costs and expenses                  483,861        585,899
                                               -------------  -------------

Operating loss from continuing operations           (27,146)       (43,324)
                                               -------------  -------------
Other expense:
  Interest expense, net                                 857          1,531
  Penalties                                           9,018          4,927
  Other, net                                          2,282            921
                                               -------------  -------------

Total other expense                                  12,157          7,379
                                               -------------  -------------
Loss from continuing operations before
  income taxes                                      (39,303)       (50,703)

Income tax benefit                                   475,200             -
                                               -------------  -------------
Income (loss) from continuing operations            435,897        (50,703)
                                               -------------  -------------
Loss from discontinued operations before
  reorganization items, net of income tax
  of $(65,500) in 1998 and $619 in 1997
  (Note 14)                                        (104,102)        (8,580)
Reorganization items:
  Professional fees, net of income tax benefit
     of $(34,700) in 1998                           (55,081)      (156,824)
Income from the sale of discontinued operations,
  net of income tax of $575,300                     914,306              -
                                               -------------  -------------
Income (loss) from discontinued operations          755,123       (165,404)
                                               -------------  -------------

Net income (loss)                              $  1,191,020   $   (216,107)

                                               =============  =============

Basic net income (loss) per common share:
  Income (loss) before discontinued operations $       0.07   $      (0.01)
  Income (loss) from discontinued operations           0.12          (0.03)
                                               -------------  -------------
  Basic net income (loss) per common share     $       0.19   $      (0.03)
                                               =============  =============

Weighted average number of shares of
  common stock and common stock equivalents
  outstanding                                     6,311,083      6,311,083
                                               =============  =============


        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED MAY 31, 1998 AND 1997


                    Common
                     Stock       Capital in
                      Par         Excess of     Accumulated   Stockholders'
                     Value        Par Value       Deficit        Deficit
                 -------------  -------------  -------------  -------------

Balance
May 31, 1996     $      3,155   $  1,140,529   $ (3,245,833)  $ (2,102,149)

Net loss                    -              -       (216,107)      (216,107)
                 -------------  -------------  -------------  -------------

Balance
May 31, 1997            3,155      1,140,529     (3,461,940)    (2,318,256)

Net income                  -              -      1,191,020      1,191,020
                 -------------  -------------  -------------  -------------

Balance
May 31, 1998     $      3,155   $  1,140,529   $ (2,270,920)  $ (1,127,236)
                 =============  =============  =============  =============



        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 1998 AND 1997


                                                   1998           1997
                                               -------------  -------------

Cash flows from operating activities:
  Cash received from customers                 $  1,552,778   $  8,561,558
  Cash paid to suppliers and employees           (2,293,286)    (7,922,503)
  Interest paid                                     (12,206)      (165,539)
  Income taxes paid                                  (1,000)        (1,000)
                                               -------------  -------------

  Net cash provided from (used by) operating
     activities before reorganization items        (753,714)       472,516

  Operating cash flows from reorganization items:
     Professional fees paid for services
       rendered in connection with the
       Chapter 11 proceeding                        (89,781)      (156,824)
                                               -------------  -------------

Net cash provided from (used by)
  operating activities                             (843,495)       315,692
                                               -------------  -------------

Cash flows from investing activities:
  Proceeds received from the sale of
     discontinued operations                      1,172,400              -
  Capital expenditures                               (3,263)       (26,425)
                                               -------------  -------------

Net cash provided by (used by)
  investing activities                            1,169,137        (26,425)
                                               -------------  -------------

Cash flows from financing activities:
  Proceeds of loans from officer and director         2,910         37,900
  Proceeds from equipment loans - not
     subject to compromise                                -          9,774
  Proceeds of loans from receivables
     assignment - not subject to compromise         308,336      6,466,890
  Repayment of loans from receivables
     assignment - subject to compromise                   -        (24,800)
  Repayment of loans from receivables
     assignment - not subject to compromise        (812,379)    (6,627,610)
  Repayment of equipment loan - not
     subject to compromise                           (5,958)        (1,696)
                                               -------------  -------------

Net cash used by financing activities              (507,091)      (139,542)
                                               -------------  -------------

Net increase (decrease) in cash                    (181,449)       149,725

Cash at the beginning of year                       228,414         78,689
                                               -------------  -------------

Cash at the end of year                        $     46,965   $    228,414
                                               =============  =============



        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                       YEARS ENDED MAY 31, 1998 AND 1997


                                                   1998           1997
                                               -------------  -------------


Reconciliation of net income to net cash provided from (used by) operating activities:

Net income (loss)                              $  1,191,020   $   (216,107)

Adjustments to reconcile net income (loss)
  to net cash provided from (used in)
  operating activities:
  Depreciation                                       32,700         77,124
  Amortization                                        3,997          6,622
  Provision for contract losses                           -        (60,000)
  Gain on the sale of discontinued operations      (914,306)             -
  Income tax benefit generated by gain on the
     sale of discontinued operations               (575,300)             -
  Changes in assets and liabilities:
     Decrease in accounts receivable                791,730        358,936
     Increase (decrease) in inventory                 2,546         (1,054)
     Increase (decrease) in other current assets    (12,465)        18,784
     Increase (decrease) in other assets              7,359           (744)
     Decrease in accounts payable -
       subject to compromise                        (52,854)       (78,620)
     Increase (decrease) in accounts payable -
       not subject to compromise                   (155,028)       256,709
     Decrease in accrued salaries and benefits -
       subject to compromise                       (182,581)       (40,589)
     Increase (decrease) in accrued salaries and
       benefits - not subject to compromise        (189,123)        51,983
     Decrease in accrued payroll taxes and
       withholdings - subject to compromise        (559,367)      (205,388)
     Increase (decrease) in accrued payroll
       taxes and withholdings - not subject
       to compromise                               (122,697)        72,428
     Increase (decrease) in accrued interest and
       penalties - subject to compromise            (49,641)         7,496
     Increase (decrease) in other accrued
       liabilities - not subject to compromise      (92,717)        76,122
     Decrease in billings in excess of costs and
       anticipated profits                                -         (9,999)
     Increase in deferred revenue                    34,232          2,400
     Decrease in income taxes payable                (1,000)          (411)
                                               -------------  -------------

Net cash provided from (used by)
  operating activities                         $   (843,495)  $    315,692
                                               =============  =============



        See accompanying notes to the consolidated financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998


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

ARM was a high technology company specializing in research and development, design and fabrication of sensors and instrumentation, technical support services and scientific related software creation. ARM's major areas of service included Astronomy and Astrophysics, Atmospheric Sciences, Meteorology, the Space Sciences and Computer Related Analytical Services. On April 2, 1996, ARM filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On June 19, 1997, substantially all of the assets of ARM were sold, and thereafter, ARM discontinued all continuing operations. On July 30, 1998, the Bankruptcy Court approved ARM's Plan of Reorganization, whereby ARM emerged from Chapter 11. See Notes 3 and 14 to the Consolidated Financial Statements for additional information.

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

Contract Revenue
----------------
Revenue on cost-plus fixed fee contracts was recorded on the basis of recoverable direct costs incurred plus indirect expenses and an allocable portion of the fixed fee. Fixed price contracts were accounted for under the percentage of completion method measured by cost of services performed to total estimated cost of services. Revenue under time and material contracts was recorded at negotiated rates as labor hours and other direct costs are incurred. Cost-to-complete estimates were reviewed periodically and revised as required and a provision for estimated losses on contracts was recorded when identified.

All contract costs, including direct and indirect costs are subject to audit by the Defense Contract Audit Agency ("DCAA") and ultimate reimbursement of costs is contingent upon the outcome of such audits. As of May 31, 1998, the DCAA has completed audits for the years 1982 to 1996 and all adjustments resulting from these audits are reflected in the consolidated financial statements presented.

On June 19, 1997, the Company sold its unbilled receivables, so the 1997 and 1998 audits will not result in any adjustments to the financial statements.

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

Cash Equivalents
----------------
Cash equivalents are defined as highly liquid short-term investments whose maturity dates do not extend past three months from the original date of purchase. At May 31, 1998, the Company held no such investments.

Depreciation and Amortization
-----------------------------
Depreciation of furniture, office equipment and computer equipment is computed on the straight-line method over the estimated useful economic lives of the assets, generally 3 to 5 years. Leasehold improvements are amortized over the estimated economic life of the improvement or the remaining term of the lease, whichever is shorter.

Minority Interest in Consolidated Subsidiary
--------------------------------------------
The Company owns 95% of ARInternet which was formed during November 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at May 31, 1998, no minority interest has been reflected in the consolidated financial statements. In the future, if ARInternet earns profits, to the extent that such profits attributable to the minority interest exceed the minority interest losses absorbed by the Company, such minority interest will be recognized in the financial statements.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Income (Loss) Per Share of Common Stock
---------------------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS no. 128). This statement established standards for computing and presenting earnings per share. In accordance with this statement, basic net income (loss) per share of common stock has been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed on the weighted average number of shares of common stock and common stock equivalents outstanding for the year. Diluted net income (loss) per share has not been shown in 1998 and 1997 as the stock options would be anti-dilutive.

3. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF ARM'S ASSETS AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
    -----------------------------------------------------------------------

On April 2, 1996, ARM filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief.
Under Chapter 11, certain claims against arm in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while ARM continued business operations as Debtor-In-Possession. These claims are reflected in the information provided in Note 14 under "liabilities subject to compromise". Claims secured against the ARM's assets ("secured claims") also were stayed, although the holders of such claims had the right to move the court for relief from the stay. Secured claims were secured primarily by liens on ARM's property, including ARM's accounts receivable.

On April 5, 1996, ARM received an emergency hearing with the Bankruptcy Court to determine its request to pay its employees their pre-petition wages as well as continue to operate the business. Prior to the emergency hearing, ARM reached an agreement with the IRS and its principle lender, CFC, to allow the company to continue to operate and borrow money from CFC against its billed receivables. Under this agreement, ARM agreed to pay $15,000 a month starting April 1996, towards its arrearage with the IRS. The April payment consisted of $13,600 of cash seized by the IRS on April 1, 1996. Subsequent monthly payments continued to be made directly to the IRS by CFC from borrowings made by ARM. ARM was also required to remit to the IRS collections on certain billed receivables that were outstanding as of April 2, 1996 (the final vouchers on 14 old contracts, which totaled approximately $136,700). In addition, as part of the agreement with the IRS and as required by the Bankruptcy Court, ARM was required to remit its post-petition taxes when due and provide proof of such payments to the IRS and the Court on a timely basis. The Bankruptcy Court approved the agreements with the IRS and CFC, and approved ARM's operating budget for 15 days through April 21, 1996. Thereafter, these agreements continued to be renewed by the Bankruptcy Court.


While ARM was in bankruptcy, it curtailed accruing interest on all pre-petition obligations except the amounts owed CFC, the secured lender approved by the Bankruptcy Court.

Sale of ARM's Government Contracts.
-----------------------------------
On March 3, 1997, the Company accepted a contract for the sale of certain of ARM's assets for $1.475 Million from Space Applications Corporation ("SAC"). The sale was subject to Bankruptcy Court approval, which was scheduled for April 11, 1997. At the hearing, a total of three qualified bidders attended, and after extensive bidding, an offer was accepted for $1.75 Million from SAC. The purchase price was payable as follows: $1,172,400 of cash at closing, $322,400 payable over three years and the assumption of liabilities totaling $255,200.

Because of the change in the purchase price as well as in the distribution of funds, the original SAC contract required modifications. An amendment to the contract reflecting these changes was signed on April 16, 1997. A Bankruptcy Court order documenting the bidding procedure was approved by the Bankruptcy Court on May 30, 1997. The sale was subject to the successful novation of ARM's Government contracts. This request was approved on June 19, 1997, at which time the sale was completed with payment of the cash portion of the purchase price being placed in escrow. The cash placed in escrow was subsequently disbursed to creditors.

The following is a list of the purchased and excluded assets:

    Purchased Assets                            Excluded Assets
    ----------------                            ---------------
- All contracts rights (including        - ARM's charter and status as a
  project contracts),                      corporation, its minute book,
- All inventory,                           stock transfer records, and
- All books and records,                   similar records relating to
- All furniture, fixtures and              ARM's organization, existence
  equipment,                               or capitalization, and the
- All proprietary rights                   capital stock of ARM,
  (patents, etc.)                        - Billed accounts receivable as
- All unbilled accounts receivable         of closing,
  relating to expired contracts as       - Intercompany receivables,
  of January 31, 1997,                   - All of ARM's cash accounts,
- All other unbilled accounts            - ARM's rights to occupy real
  receivable as of the closing date.       property pursuant to leases of
                                           real property and any leasehold
                                           improvements made thereto,
                                         - Any other property identified by
                                           the Purchaser prior to the
                                           closing.

Plan of Reorganization/Payment and Pre-Petition Liabilities.
------------------------------------------------------------
After the sale was completed, ARM filed a Plan of Reorganization, which, among other things, specified how much of the outstanding pre-petition liabilities would be paid and over what period of time. On July 30, 1998, the Plan was approved by the Bankruptcy Court. Between the monies generated from the sale of ARM's contracts rights plus the collection of outstanding accounts receivable (which were not part of the sale), there was not sufficient monies to liquidate all of ARM's pre-petition liabilities. See Note 14 for the May 31, 1998, amounts that are expected to be paid as part of the approved Plan of Reorganization.

Collection of the Inter-Company Amounts owed to ARM.
----------------------------------------------------
As of April 2, 1996, ARS owed ARM approximately $1.2 Million and ARInternet owed ARM $0.4 Million. These amounts resulted from ARM paying certain operating expenses of ARS and ARInternet during their start-up phases and providing continued money thereafter to fund operations. Since these amounts are owed to ARM, the ultimate collection of these advances was controlled by the Bankruptcy Court. As part of the approved Plan of Reorganization, ARInternet agreed to pay as settlement for the inter-company amounts owed to the Debtor: 1) $150,000 over three years, 2) half of any net surplus in cash flow derived from ARS or ARInternet operations after debt service, and 3) half of the net profit from any future sale of ARInternet. This settlement is secured by a lien on all assets of ARS and ARInternet, and was personally guaranteed by the President of ARC.

Impact on ARC after the Sale of ARM's assets was Completed.
-----------------------------------------------------------
During the fiscal year ended May 31, 1998, ARM's operations constituted 37% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, as of May 31, 1998, had approximately 750 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

The sale of ARM's assets dramatically changed the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which total $1.4 million at May 31, 1998, will be either liquidated or discharged (See Note 14). This will decrease interest and penalty costs that the Company has been incurring. If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM's assets. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM's assets.

4.     ACCOUNTS RECEIVABLE
       -------------------

Accounts receivable are comprised of the following at May 31, 1998:

       Billed accounts receivable                 $   165,105
       Less:  allowance for doubtful accounts           1,628
                                                  -------------
       Accounts receivable - net of allowance     $   163,477
                                                  =============

Principally all of the ARM's revenues were generated from contracts with departments or agencies of the U.S. Government ("Government") and are subject to audit by Government auditors (see Note 2 - Contract Revenue). In 1998 and 1997, net sales to the Government or to prime contractors under Government contracts amounted to approximately $269,518 and $7,632,300, respectively.

The Company extends unsecured credit to essentially all of its customers. As of May 31, 1998, billed accounts receivable included approximately $127,010, due from either the Government or from prime contractors under Government contracts.

5.     NOTES PAYABLE
       -------------

Notes payable are comprised of the following at May 31, 1998:

       Equipment loan                             $     2,120
                                                  -------------
       Total notes payable                        $     2,120
                                                  =============

During September 1996, ARInternet entered into an equipment financing arrangement to provide capital to purchase equipment and related software. The loan carries an interest rate of 10%, is payable over two years and is secured by the equipment.

6.     ACCRUED SALARIES AND BENEFITS
       -----------------------------

Accrued salaries and benefits are comprised of the following at May 31, 1998:

       Liabilities not subject to compromise:
            Accrued salaries                        $     12,600
            Accrued vacation                               5,083
            Retirement plan contributions
               (employer) (see Note 7)                     6,307
            Retirement plan contributions
               (employee) (see Note 7)                    13,699
            Retirement plan loan payments (employee)       1,745
                                                    -------------
       Total accrued salaries and benefits -
            not subject to compromise               $     39,434
                                                    =============

       Liabilities subject to compromise:
            Accrued vacation                        $     86,856
            Retirement plan contributions
               (employer) (see Note 7)                   201,632
            Retirement plan contributions
               (employee) (see Note 7)                    93,412
            Retirement plan loan payments
               (employee)                                    881
                                                    -------------
       Total accrued salaries and benefits -
            subject to compromise                   $    382,781
                                                    =============


As part of the agreement to sell the majority of assets of ARM, the purchaser agreed to assume $255,200 of the combined pre and post-petition vacation liability. In addition, the purchase agreement provides for total combined payments to the 401(k) plan of $530,917, of which $271,017 has been made as of May 31, 1998. Subsequent to May 31, 1998, the purchaser agreed to make the final two payments early (originally due in June 1999 and June 2000), in exchange for discounting the payments at a discount rate of 10%. The discount
amounts to $25,620.   The President of ARC has agreed to personally pay the
discount amount to the Plan.

7.     RETIREMENT PLAN
       ---------------

The Company has a retirement plan (401(k) Plan) which is available to all qualified employees. Employee contributions up to 10 percent of annual compensation, $10,000 for calendar year 1998, may be made to the plan. The Company provides matching funds up to 25 percent of the employee's contributions to the plan. The plan provides that forfeitures may be used to reduce the Company's contribution. The Company's matching funds, net of forfeitures, totaled $0 and $39,647 in 1998 and 1997, respectively.

As of April 2, 1996, ARM had not remitted employee contributions of $326,383, employer contributions of $203,449, and loan payments of $37,103, as well as $109,000 of accrued interest to the Plan. Prior to the bankruptcy filing, ARM had accrued interest at the rate of 15% per annum on the unpaid employee withholdings and approximately 5% on the unpaid employer contributions. Of the total amount due to the Plan of $675,935 as of April 2, 1996, $530,917 is scheduled to be paid as part of the Asset Purchase Agreement.

The Company's failure to remit 401(k) contributions in a timely fashion and/or bring its past due obligations current may subject the Company to legal proceedings seeking to collect unpaid contributions, together with interest thereon, liquidated damages and attorney's fees.

During December 1995, the Department of Labor ("DOL") conducted an investigation into the Company's 401(k) Plan and the status of the past due contributions. During April 1998, DOL filed a civil suit against the President of ARC, as plan trustee, seeking approximately $118,000.

During 1996, the IRS notified the Company of its intent to audit the 1994 tax return for the Plan. Although the Company has cooperated with the IRS, there has been no indication from the IRS that it will seek to impose any interest and/or penalties on the Company as a result of the past due contributions. Therefore no estimate can be made regarding any potential additional liabilities. Any amounts imposed by the IRS would be subject to approval by the Bankruptcy Court. At May 31, 1998, other than the interest that has already been accrued as discussed above, no additional amounts have been recorded.

8.     WITHHOLDING TAXES
       -----------------

As of April 2, 1996, ARM had not remitted pre-petition federal payroll tax withholdings and unemployment taxes totaling $764,755. ARM accrued penalties and interest on those delinquent amounts totaling approximately $315,000 through April 2, 1996. During 1998, $559,367 of the pre-petition federal payroll tax withholdings and unemployment taxes were paid upon the closing of the ARM asset sale.

As of April 2, 1996, ARM was also delinquent in remitting $153,062 of 1995 and 1996 state withholding taxes, as well as $12,977 in 1996 state unemployment taxes. These claims are all pre-petition claims covered by the Bankruptcy proceeding. Collection of these taxes are stayed by the Bankruptcy proceeding. See Note 14 for the amount of state taxes that are expected to be paid as part of the approved Plan of Reorganization.

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

The tax effects of temporary differences computed at statutory rates in effect as of May 31, 1998 are as follows:

        Deferred tax assets:
            Accrued vacations                $    35,000
            Bad debt allowances                    1,000
            Unfunded pension (employer)           80,000
            Unfunded pension (employee)           36,000
            Depreciation                           8,000
            Accrued interest                      51,000
            Deferred revenue                      25,000
            Net operating loss (NOL)
              carryforward                       214,000
                                             ------------
                                                 450,000
            Valuation allowance                 (450,000)
                                             -------------
                                             $         -
                                             =============


The net decrease in the deferred tax asset valuation allowance during the 1998 was $476,000. In recognizing its deferred tax assets, the Company has used assumptions about levels of future pretax income that are consistent with historical results.

The Company had federal taxable income of approximately $1,344,000 for fiscal 1998, which was fully absorbed by application of NOL carryforwards. The Company had a net loss for federal income tax purposes of approximately $(570,000) for fiscal year 1997. A provision for current state income taxes for fiscal year 1997 of $619 has been included in the determination of net income. This provision arose from the reporting of taxable income by the Company's ARM subsidiary on its separately filed state returns. The Company no longer files returns with the states giving rise to the 1997 tax provision and, therefore, no provision for current state income taxes has been included in the determination of net income for fiscal year 1998.

At May 31, 1998, the Company has unused net operating loss (NOL) carryforwards of approximately $555,000 for consolidated federal and state income tax purposes. These carryforwards expire between fiscal years 2012 and 2013, if not previously used.

10.    LEASE COMMITMENTS
       -----------------

The Company has a noncancelable operating lease for its office facilities which expires in September 1998. This lease is subject to standard real estate escalation factors and building operating expense pass-throughs.

Rental expense for operating leases was approximately $66,600 and $201,600 for the years ended May 31, 1998, and 1997, respectively.

Future minimum operating lease payments on the noncancelable lease is as follows:

            Fiscal Year 1999                 $    19,200
                                            -------------

11.    STOCK OPTION PLAN
       -----------------

Under the terms of its 1986 stock option plan, options to purchase shares of the Company's common stock were granted at $.50 per share, which was the market price at the time of the reorganization of the Company. All shares were exercisable over a 5 year period at 20 percent per year and if unexercised, expire 10 years from the date of grant. As of May 31, 1998, there were no options outstanding under the 1986 plan.

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

The following is a summary of transactions for common shares under options as of May 31, 1998:

        Stock Under Options:
        Outstanding, beginning of year           211,000
        Granted during the year                        -
        Canceled or expired during year          (51,000)
                                             -------------
        Outstanding, end of year                 160,000
                                             =============

        Shares eligible for exercise at
            end of year                          120,000
                                             =============

As of May 31, 1998, no options issued under the plans have been exercised.

12.    RELATED PARTY TRANSACTION
       -------------------------

During fiscal 1997 and 1998, the President advanced $37,900 and $2,910, respectively, to ARInternet and ARS to cover operating expenses. These advances in addition to $4,000 in advances in a prior period, do not bear interest and are due on demand. Therefore these advances have been shown as short term loans payable in the accompanying financial statements.

13.    SIGNIFICANT CUSTOMERS
       ---------------------

For fiscal 1998, one customer of ARM accounted for approximately 12 percent of the Company's total revenue. This customer, NASA, had 2 contracts with the Company of which one contract provided 7 percent and a second provided 5 percent of total revenue. Another customer of ARM accounted for 24 percent of the Company's revenue during the year. This customer, Hughes Corporation ("Hughes"), had two contracts with the Company of which one provided 18 percent of total revenue.

For fiscal 1997, one customer of ARM accounted for approximately 33 percent of the Company's total revenue. This customer, NASA, had 8 contracts with the Company of which one contract provided 18 percent and a second provided 14 percent of total revenue. Another customer of ARM accounted for 56 percent of the Company's revenue during the year. This customer, Hughes Corporation ("Hughes"), had two contracts with the Company of which one provided 42 percent of total revenue.

14.    DISCONTINUED OPERATIONS
       -----------------------

On June 19, 1997, the Company consummated the sale of substantially all of the assets of ARM to SAC (the "Sale").

A reconciliation of the sales price to the net cash received is as follows:


            Sales price                        $  1,750,000
            Less:  Payments due over a period
              of one to three years                (322,400)
            Less:  Assumption of vacation
              liability                            (255,200)
                                               -------------
            Net cash received at closing       $  1,172,400
                                               =============


Distribution of the cash received at closing was as follows:


            Internal Revenue Service -
              pre-petition taxes               $    609,000
            Employees - pre-petition
              401(k) contributions                  271,017
            Employees - pre-petition expenses        50,000
            Administrative expenses associated
              with sale of ARM                       60,000
            Cash held in Escrow for
              administrative claims                 182,383
                                               -------------
            Net cash received at closing       $  1,172,400
                                               =============


On July 30, 1998, the Bankruptcy Court approved ARM's Plan of Reorganization. ARM's balance sheet as of May 31, 1998, and a pro-forma balance sheet adjusted to reflect the approved Plan of Reorganization, as if it had taken place on May 31, 1998, is shown below:

                                                                Pro-Forma
                                                              Adjusted for
                                                                  Court
                                                                Approved
                                                                 Plan of
                                                   As of        Reorgan-
                                               May 31, 1998      ization
                                               -------------  -------------

ASSETS
------
CURRENT ASSETS
  Cash                                         $     38,859   $     38,859
  Accounts receivable from customers, net           127,010        127,010
  Intercompany advances receivable                1,601,205        150,000
  Due from Space Application Corporation,
     short-term                                      34,900         34,900
  Other current assets                               12,184         12,184
                                               -------------  -------------
TOTAL CURRENT ASSETS                              1,814,158        362,953
                                               -------------  -------------

PROPERTY AND EQUIPMENT, AT COST
  Total property and equipment, at cost                   -              -
  Less accumulated depreciation and
     amortization                                         -              -
                                               -------------  -------------
NET PROPERTY AND EQUIPMENT                                -              -
                                               -------------  -------------

OTHER ASSETS:
  Due from Space Applications
     Corporation, long-term                         287,500        287,500
                                               -------------  -------------

TOTAL ASSETS                                   $  2,101,658   $    650,453
                                               -------------  -------------

LIABILITIES
-----------
CURRENT LIABILITIES:
  Liabilities not subject to compromise:
     Accounts payable                          $    136,200   $    136,200
     Other accrued liabilities                       60,540          60,540
                                               -------------  -------------
  Total liabilities not subject to
     compromise                                     196,740        196,740
                                               -------------  -------------

  Liabilities subject to compromise:
     Accounts payable                               272,338              -
     Accrued salaries and benefits                  382,781        259,900
     Accrued payroll taxes and withholdings         166,039        150,000
     Accrued interest and penalties                 395,563         43,813
                                               -------------  -------------

  Total liabilities subject to compromise         1,216,721        453,713
                                               -------------  -------------
TOTAL CURRENT LIABILITIES                         1,413,461        650,453
                                               -------------  -------------

STOCKHOLDERS' EQUITY
--------------------
Investment by ARC                                 1,029,621      1,029,621
Accumulated deficit                                (341,424)    (1,029,621)
                                               -------------  -------------

TOTAL STOCKHOLDERS' EQUITY                          688,197              -
                                               -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,101,658   $    650,453
                                               =============  =============


A summary of ARM's results from operations for the years ended May 31, 1998 and 1997, are shown below:

                                                   1998           1997
                                               -------------  -------------

Revenue                                        $    269,518   $  7,727,647

Operating costs and expenses:
  Direct cost of services                           173,522      4,888,897
  Indirect operating costs                           77,669      1,665,097
  General & administrative expenses                 200,519        908,075
                                               -------------  -------------
Total operating costs and expenses                  451,710      7,462,069
                                               -------------  -------------

Operating profit from discontinued operations      (182,192)       265,578
                                               -------------  -------------

Other (income) expense:
  Interest expense, net                               6,654        160,684
  Expenses associated with the sale                       -         60,000
  Penalties                                              57          6,104
  Other, net                                        (19,301)        46,751
                                               -------------  -------------
Total other expense                                 (12,590)       273,539
                                               -------------  -------------

Income tax (tax benefit)                            (65,500)           619
                                               -------------  -------------

Loss from discontinued operations before
  reorganization items                             (104,102)        (8,580)

Reorganization items - professional fees,
  net of income tax benefit of
  $(34,700) in 1998                                 (55,081)      (156,824)
                                               -------------  -------------

Loss from discontinued operations              $   (159,183)  $   (165,404)
                                               =============  =============




5.     INDUSTRY SEGMENT INFORMATION
       ----------------------------

The Company's continuing operations have been classified into two business segments:


                                     ARS        ARInternet     Consolidate
                                     ---        ----------     -----------

Sales to unaffiliated
customers:

      Years ended:
      ------------
      May 31, 1998              $    103,392   $    353,323   $    456,715
      May 31, 1997              $     80,121   $    462,454   $    542,575

Operating loss from continuing
operations before income taxes:

      Years ended:
      ------------
      May 31, 1998              $    (14,843)  $    (12,303)  $    (27,146)
      May 31, 1997              $    (31,790)  $    (11,534)  $    (43,324)

Capital expenditures:

      Years ended:
      -------------
      May 31, 1998              $          -   $      3,263   $      3,263

Depreciation and amortization:

      Years ended:
      ------------
      May 31, 1998              $      4,253   $     32,444   $     36,697
      May 31, 1997              $      7,754   $     36,603   $     44,357

Research and development costs:

      Years ended:
      -------------
      May 31, 1998              $          -   $          -   $          -
      May 31, 1997              $          -   $          -   $          -

Identifiable assets at:

      Years ended:
      ------------
      May 31, 1998              $     14,714   $     57,943   $     72,657


Operating loss equals total net revenues less operating expenses. In computing operating loss, items comprising other income (expense) have not been added or deducted.

Identifiable assets by segment are those assets that are used in the Company's operations in each industry segment, net of intercompany eliminations.

                         APPLIED RESEARCH CORPORATION
                  FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1998
                               INDEX TO EXHIBITS

Number    Description
------    -----------

 3.1      Articles of Incorporation of Applied Research Corporation
          (Note 1)
 3.2      Amended Articles of Incorporation of Applied Research Corporation
          (Note 1)
 3.3      By-Laws of Applied Research Corporation (Note 1)
 4.1      Specimen Certificate of Common Stock (Note 2)
 4.2      Specimen Class A Common Stock Purchase Warrant (Note 2)
 4.3      Specimen Subscription Agreement (Note 2)
10.1      Employment Agreements (Note 1)
10.2      Sovran Bank Loan (Note 1)
10.3      401(k) Plan of Applied Research Corporation (Note 1)
10.4(a)   Lease Agreement on Maryland Property, dated October 22, 1993 (Note
          3)
10.4(b) First Amendment to Lease Agreement on Maryland Property, dated October 22, 1993 (Note 3)
10.4(c) Second Amendment to Lease Agreement on Maryland Property, dated May 12, 1994 (Note 3)
10.4(d) Third Amendment to Lease Agreement on Maryland Property, dated January 13, 1997 (Note 7)
10.4(e) Fourth Amendment to Lease Agreement on Maryland Property, dated August 1997 (Note 7)
10.5      Patent (Note 4)
10.6      Patent (Note 4)
10.7      Contract with Hughes Applied Information Systems, dated 6-03-93
          (Note 3)
10.8      Contract with NASA, dated 9-27-93 (Note 3)
10.9      Contract with NASA, dated 1-10-94 (Note 3)
10.10 (a) Financing Agreement with PrinCap Finance Company, L.L.C., dated March 21, 1994 (Note 3)
10.10 (b) Amended Financing Agreement with Princeton Capital Finance Company, L.L.C., dated May 10, 1995 (Note 4)
10.10 (c) Default letter from Princeton Capital Finance Company, L.L.C., dated November 14, 1995 (Note 5)
10.11     1994 Incentive Stock Option Plan (Note 4)
10.12 (a) Consolidated Asset Purchase Agreement with Fidelity Technologies Corporation (Note 5)
10.12 (b) Asset Purchase Agreement with Space Applications Corporation (Note
          7)
10.12 (c) First Amendment to the Asset Purchase Agreement with Space Applications Corporation (Note 7)
10.12 (d) Second Amendment to the Asset Purchase Agreement with Space Applications Corporation (Note 7)
10.13     Intercompany Settlement Agreement between ARM, ARS and ARI
          (Note 8)
10.14 Security Agreement between ARS and ARI as the "Obligor" and ARM as the "Second Party" (Note 8)
10.15 Promissory Note of ARI and ARS in the original principal amount of $150,000 (Note 8)
10.16     Guaranty of Payment executed by S.P.S. Anand as Guarantor
          (Note 8)
10.17(a)  Debtor's Plan of Reorganization (Note 8)
10.17(b)  Disclosure Statement (Note 8)
10.17(c)  Order Confirming Debtor's Plan of Reorganization (Note 8)
10.17(d)  Addendum to Order confirming Debtor's Plan of Reorganization (Note
          8)
16.1      Letter of Friedman & Fuller, dated August 25, 1997 (Note 6)
21        Subsidiaries of the Registrant (Note 8)
27        Financial Data Schedule (Note 8)


Notes to Exhibits:
------------------
(1) Previously Filed. The documents are incorporated herein by reference from the Registrant's Registration Statement on Form, S-18, as amended, filed with Securities and Exchange Commission on June 2, 1989, S.E.C. File No. 33-11943-LA.

(2) Previously Filed. The documents are incorporated herein by reference from the Registrant's Registration Statement on Form, S-3, filed with Securities and Exchange Commission on June 28, 1994, S.E.C. File No. 01-10076.

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

(5) Previously Filed. The documents are incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, filed with Securities and Exchange Commission on September 12, 1996, S.E.C. File No. 01-10076.

(6) Previously Filed. The documents are incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated August 25, 1997, filed with Securities and Exchange Commission on August 27, 1997, S.E.C. File No. 01-10076.

(7) Previously Filed. The documents are incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, filed with Securities and Exchange Commission on September 12, 1997, S.E.C. File No. 01-10076.

(8)       Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Applied Research Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

APPLIED RESEARCH CORPORATION



/s/ S.P.S. Anand                                    September 14, 1998
------------------------------------                ------------------
Dr. S.P.S. Anand, Director,                                 Date
President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ S.P.S. Anand                                    September 14, 1998
------------------------------------                ------------------
Dr. S.P.S. Anand, Director                                  Date



/s/ Manjit K. Anand                                 September 14, 1998
------------------------------------                ------------------
Dr. Manjit K. Anand, Director & Treasurer                   Date



/s/ Dennis H. O'Brien                               September 14, 1998
------------------------------------                ------------------
Dennis H. O'Brien, Director, Secretary,                     Date
Vice President & Chief Financial Officer