Form 10QSB
period 1998-08-31
APPLIED RESEARCH CORP
filed 1998-10-21
CIK 794876

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1998

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number 01-10076


                         APPLIED RESEARCH CORPORATION
                ----------------------------------------------
                   (Exact name of small business issuer as
                           specified in its charter)

          Colorado                                             86-0585693
---------------------------------                      -----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)

         8201 Corporate Drive, Suite 1110, Landover, Maryland    20785
        ---------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

                                (301) 459-3773
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


                ----------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]  No [ ]

As of October 15, 1998, the Company had 6,311,083 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [ ]  No [X]

                                  FORM 10-QSB

                         APPLIED RESEARCH CORPORATION

                                     INDEX
                                     -----

Part I:        FINANCIAL INFORMATION                                Page No.
-------        ---------------------                                 -------

Item 1         Financial Statements

               Condensed Consolidated Balance Sheets -
               August 31, 1998 (unaudited) and May 31, 1998            3-4

               Condensed Consolidated Statements of Operations -
               Three months ended August 31, 1998 and
               1997 (unaudited)                                         5

               Condensed Csolidated Statements of Cash Flows -
               Three months ended August 31, 1998 and
               1997 (unaudited)                                        6-7

               Notes to Condensed Consolidated Financial Statements     8

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9

Part II:       OTHER INFORMATION
--------       -----------------

Item 1         Legal Proceedings                                       10

Item 2         Changes in Securities                                   10

Item 3         Defaults Upon Senior Securities                         10

Item 4         Submission of Matters to a Vote of Security Holders     10

Item 5         Other Information                                       10

Item 6         Exhibits and Reports on Form 8-K                        10

Signatures                                                             11

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   August 31,       May 31,
                                                      1998           1998
                                                   (Unaudited)     (Audited)
                                                  -------------  -------------

ASSETS
------
CURRENT ASSETS
  Cash                                           $     31,454    $    46,965
  Accounts receivable, net                            163,974        163,477
  Due from Space Applications Corporation,
     short-term                                       251,033         34,900
  Other current assets                                 16,471         14,774
                                                 -------------   -------------

TOTAL CURRENT ASSETS                                  462,932        260,116
                                                 -------------   -------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and equipment                              20,728         20,728
  Computer equipment                                  136,458        136,458
  Leasehold improvements                                  200            200
                                                 -------------   -------------
                                                      157,386         157,386
  Less accumulated depreciation and
     amortization                                     137,286        131,892
                                                 -------------   -------------

NET PROPERTY AND EQUIPMENT                             20,100         25,494
                                                 -------------   -------------

OTHER ASSETS
  Due from Space Applications Corporation,
     long-term                                              -        287,500
                                                 -------------   -------------


TOTAL ASSETS                                     $    483,032    $   573,110
                                                 =============   =============



             See accompanying notes to the condensed consolidated
                             financial statements.

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued


                                                   August 31,       May 31,
                                                      1998           1998
                                                   (Unaudited)     (Audited)
                                                  -------------  -------------

LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Notes payable, current maturities           $        540    $     2,120
     Loans payable to officers and directors           43,368         44,810
     Accounts payable                                 289,465        263,995
     Accrued salaries and benefits                     39,434         39,434
     Accrued payroll taxes and withholdings            18,807          6,874
     Other accrued liabilities                         53,338         62,125
     Deferred revenue                                  54,895         64,267
                                                 -------------   -------------
  Total liabilities not subject to compromise         499,847        483,625
                                                 -------------   -------------

  Liabilities subject to compromise:
     Accounts payable                                       -        272,338
     Accrued salaries and benefits                    198,003        382,781
     Accrued payroll taxes and withholdings           150,000        166,039
     Accrued interest and penalties                    34,338        395,563
                                                 -------------   -------------
  Total liabilities subject to compromise             382,341      1,216,721
                                                 -------------   -------------

TOTAL CURRENT LIABILITIES                             882,188      1,700,346
                                                 -------------   -------------

STOCKHOLDERS' DEFICIT
---------------------
Preferred stock, $.10 par value,
  40,000,000 shares authorized, none issued                 -              -
Common stock, $.0005 par value,
  60,000,000 shares authorized, 6,811,083
  shares issued and 6,311,083 shares
  outstanding                                           3,155          3,155
Capital in excess of par value                      1,140,529      1,140,529
Accumulated deficit                                (1,542,840)    (2,270,920)
                                                 -------------   -------------

TOTAL STOCKHOLDERS' DEFICIT                          (399,156)    (1,127,236)
                                                 -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    483,032    $   573,110
                                                 =============   =============



             See accompanying notes to the condensed consolidated
                             financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED AUGUST 21, 1998 AND 1997
                  -------------------------------------------


                                                      1998           1997
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------

Revenue                                          $     97,314    $   132,583
                                                 -------------   -------------

Operating costs and expenses:
  Direct cost of services                              58,135         61,827
  General & administrative expenses                    73,739         86,280
                                                 -------------   -------------
Total operating costs and expenses                    131,874        148,107
                                                 -------------   -------------

Operating loss from continuing operations             (34,560)       (15,524)
                                                 -------------   -------------

Other (income) expense:
  Interest expense, net                                   370            374
  Other, net                                               (2)         3,121
                                                 -------------   -------------
Total other (income) expense                              368          3,495
                                                 -------------   -------------

Loss from continuing operations before
  income taxes (benefit)                              (34,928)       (19,019)
                                                 -------------   -------------

Income taxes (benefit)                               (294,700)      (537,600)
                                                 -------------   -------------

Income from continuing operations                     259,772        518,581
                                                 -------------   -------------

Income (loss) from discontinued operations
  before reorganization items, net of income
  tax (tax benefit) of $(37,700) in 1997                3,806        (32,024)
Reorganization items:
  Professional fees                                    (3,811)       (27,805)
Income (loss) from the sale of discontinued
  operations, net of income tax (benefit)
  of $(14,100) in 1998 and $575,300 in 1997           (22,367)       914,306
                                                 -------------   -------------

Income (loss) from discontinued operations            (22,372)       854,477
                                                 -------------   -------------

Net Income before extraordinary item                  237,400      1,373,058

                                                 -------------   -------------
Extraordinary item, net of income
  taxes of $308,800                                   490,680              -
                                                 -------------   -------------

Net Income                                       $    728,080    $ 1,373,058
                                                 =============   =============

Net income per common share:
  Income before discontinued operations          $       0.04    $      0.08
  Income (loss) from discontinued operations                -           0.14
                                                 -------------   -------------
  Income before extraordinary items                      0.04           0.22
                                                 -------------   -------------
  Income from extraordinary item                         0.08              -
                                                 -------------   -------------
Net income per common share                      $       0.12    $      0.22
                                                 =============   =============

Weighted average number of shares outstanding       6,311,083      6,311,083
                                                 =============   =============



             See accompanying notes to the condensed consolidated
                             financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                  -------------------------------------------

                                                      1998           1997
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------

Cash flows from operating activities:
  Cash received from customers                   $     87,444    $ 1,127,709
  Cash paid to suppliers and employees                (95,850)    (1,663,274)
  Interest paid                                          (272)       (16,503)
  Income taxes paid                                         -           (900)
                                                 -------------   -------------

  Net cash used by operating activities
   before reorganization items                         (8,678)      (552,968)
                                                 -------------   -------------

  Operating cash flows from reorganization items:
   Professional fees paid for services
   rendered in connection with the
   Chapter 11 proceeding                               (3,811)       (27,805)
                                                 -------------   -------------

  Net cash used by reorganization items                (3,811)       (27,805)
                                                 -------------   -------------

Net cash used by operating activities                 (12,489)      (580,773)
                                                 -------------   -------------

Cash flows from investing activities:
  Proceeds received from the sale of
   discontinued operations                                  -      1,172,400
  Capital expenditures                                      -         (2,807)
                                                 -------------   -------------

Net cash provided from investing activities                 -      1,169,593
                                                 -------------   -------------

Cash flows from financing activities:
  Advances from (repayments to) loans from
   officers and directors                              (1,442)         7,500
  Proceeds of loans from receivables
   assignment - not subject to compromise                   -        308,336
  Repayment of loans from receivables
   assignment - not subject to compromise                   -       (812,379)
  Repayment of equipment loan -
   not subject to compromise                           (1,580)        (1,451)
                                                 -------------   -------------

Net cash used in financing activities                  (3,022)      (497,994)
                                                 -------------   -------------

Net (decrease) increase in cash                       (15,511)        90,826

Cash at the beginning of period                        46,965        228,414
                                                 -------------   -------------

Cash at the end of period                        $     31,454    $   319,240
                                                 =============   =============


             See accompanying notes to the condensed consolidated
                             financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                 --------------------------------------------

                                                      1998           1997
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------

Reconciliation of net income to net cash provided from (used by) operating activities:

Net income                                       $    728,080    $ 1,373,058

Adjustments to reconcile net income to
  net cash provided rom (used by) operating
  activities:
  Depreciation                                          5,394         10,206
  Amortization                                              -          1,332
  Gain (loss) from the sale of discontinued
   operations                                          22,367       (914,306)
  Income (tax) benefit generated by gain on
   the sale of discontinued operations                 14,100       (575,300)
  Extraordinary item                                 (490,680)             -
  Income tax benefit generated by
   extraordinary item                                (308,800)             -
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable            (497)       714,442
   Decrease in inventory                                    -          2,324
   Increase in other current assets                  (254,297)       (14,669)
   Decrease in other assets                           287,500          7,359
   Decrease in accounts payable -
     subject to compromise                                  -        (50,000)
   Increase in accounts payable -
     not subject to compromise                         25,470         30,368
   Decrease in accrued salaries and benefits -
     subject to compromise                            (34,900)      (182,581)
   Decrease in accrued salaries and benefits -
     not subject to compromise                              -       (195,831)
   Decrease in accrued payroll taxes and
     withholdings - subject to compromise                   -       (559,367)
   Increase (decrease) in accrued payroll taxes
     and withholdings - not subject to compromise      11,933       (101,351)
   Decrease in other accrued liabilities -
     not subject to compromise                         (8,787)       (75,916)
   Increase (decrease) in accrued interest
     and penalties - subject to compromise                  -        (49,641)
   Decrease in deferred revenue                        (9,372)             -
   Decrease in income taxes payable                         -           (900)
                                                 -------------   -------------

Net cash used by operating activities            $    (12,489)   $  (580,773)
                                                 =============   =============


             See accompanying notes to the condensed consolidated
                             financial statements

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

The Condensed Consolidated Balance Sheet as of August 31, 1998, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months ended August 31, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1998, and for all periods presented, have been made.

The Company owns 95% of ARInternet which was formed during November, 1994. However, because the minority interest in net losses of ARInternet exceeded the carrying value of the minority interest amount at August 31, 1998, no minority interest has been reflected in the Condensed Consolidated Financial Statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998. The results of operations for the period ended August 31, 1998, are not necessarily indicative of the operating results for the full year.

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

3.   RECLASSIFICATIONS
     -----------------

Certain amounts in the Condensed Consolidated Balance Sheet as of May 31, 1998, the Condensed Consolidated Statements of Operations for the three months period ended August 31, 1997, and the Condensed Consolidated Statements of Cash Flows for the three months then ended have been reclassified to conform to the August 31, 1998, presentation.

4. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11/SALE OF ARM'S ASSETS AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN
     -------------------------------------------------------------------

On April 2, 1996, ARM filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Maryland. Neither ARC, ARS nor ARInternet filed for relief.
Under Chapter 11, certain claims against ARM in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while ARM continued business operations as Debtor-In-Possession. These claims are reflected in the information provided in Note 6 under "liabilities subject to compromise". Claims secured against the ARM's assets ("secured claims") also were stayed, although the holders of such claims had the right to move the court for relief from the stay. Secured claims were secured primarily by liens on ARM's property, including ARM's accounts receivable.

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

A list of the purchased and excluded assets is on the following page:

  Purchased Assets                   Excluded Assets
  ----------------                   ---------------
- All Contracts rights             - ARM's charter and status as a
  (including project contracts),     corporation, its minute book, stock
- All inventory,                     transfer records, and similar records
- All books and records,             relating to ARM's organization,
- All furniture, fixtures and        existence or capitalization, and the
  equipment,                         capital stock of ARM,
- All proprietary rights           - Billed accounts receivable as of
  (patents, etc.),                   closing,
- All unbilled accounts            - Intercompany receivables,
  receivable relating to           - All of ARM's cash accounts,
  expired contracts as of          - ARM's rights to occupy real property
  January 31, 1997,                  pursuant to leases of real property an
- All other unbilled accounts        and any leasehold improvements made
  receivable as of the closing       thereto,
  date                             - Any other property identified by the
                                     Purchaser prior to the closing.

PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.
-----------------------------------------------------------
After the sale was completed, ARM filed a Plan of Reorganization, which, among other things, specified how much of the outstanding pre-petition liabilities would be paid and over what period of time. On July 30, 1998, the Plan was approved by the Bankruptcy Court. Between the monies generated from the sale of ARM's contracts rights plus the collection of outstanding accounts receivable (which were not part of the sale), there was not sufficient monies to liquidate all of ARM's pre-petition liabilities. The condensed consolidated balance sheet at August 31, 1998, have been adjusted to reflect the amount that is currently expected to be paid as part of the approved Plan of Reorganization. Should ARM continue to incur additional professional fees over the amounts currently accrued, by agreement, the additional professional fees will decrease the amounts to be paid to the state tax creditors. See note 6 for additional information.

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

IMPACT ON ARC AFTER THE SALE OF ARM'S ASSETS WAS COMPLETED.
----------------------------------------------------------
During the fiscal year ended May 31, 1998, ARM's operations constituted 37% of ARC's total revenue. The sale transferred essentially all of ARM's assets and operations to the Purchaser and eliminated all of ARM's revenues. Therefore, ARS and ARInternet are the only remaining operating entities. Up until the bankruptcy filing, ARM had been forced to continue to fund ARS's and ARInternet's operations. During the fiscal year ended May 31, 1996, (through April 2, 1996), ARM funded approximately $204,600 of ARS and ARInternet expenses. After April 2, 1996, because of the ARM bankruptcy proceedings, ARM ceased all such advances and ARS and ARInternet were forced to fund their own operations. ARS is still not operating at cash flow breakeven, so it is doubtful that it can survive without a substantial infusion of cash or a significant increase in revenues. Management is considering several options for ARS, including ceasing its operations. ARInternet on the other hand, as of May 31, 1998, had approximately 750 subscribers and had essentially reached breakeven operations. Management believes that ARInternet's revenues and business will continue to grow and that ARInternet will ultimately be a successful business on its own, however there can be no assurance of this.

The sale of ARM's assets dramatically changed the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which totaled approximately $1.4 million at July 30, 1998, will be either liquidated or discharged (See Note 6). If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM's assets. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM's assets.

5.   DISCONTINUED OPERATIONS
     -----------------------

On June 19, 1997, the Company consummated the sale of substantially all of the assets of ARM to SAC (the "Sale"). Accordingly, results from operations for ARM have been shown as discontinued operations for the three months ended August 31, 1998 and 1997.

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
                                                              =============

Of the deferred amounts referenced above, $34,900 was due and paid during June 1998. The remainder of $287,500 was due in two installments, $162,500 in June 1999 and $125,000 in June 2000. ARM reached agreement with all of the creditors involved to accept a discounted current payment in lieu of the scheduled payments. The amount shown in the August 31, 1998 condensed consolidated balance sheet as Due from Space Applications Corporation was paid into escrow during August 1998. During September 1998, ARM received Bankruptcy Court approval and this money is expected to be remitted to the various creditors during October 1998.

A summary of ARM's results from operations for the three months ended August 31, 1998 and 1997 are shown below:

THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
-------------------------------------------

                                                      1998           1997
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------

Revenue                                          $          -    $   280,683
                                                 -------------   -------------

Operating costs and expenses:
  Direct cost of services                                   -        174,190
  Indirect operating costs                                  -         74,224
  General & administrative expenses                       128        108,793
                                                 -------------   -------------
Total operating costs and expenses                        128        355,207
                                                 -------------   -------------

Operating loss from discontinued operations              (128)       (74,524)
                                                 -------------   -------------

Other (income) expense:
  Interest expense, net                                   (99)        14,490
  Other, net                                           (3,835)       (19,290)
                                                 -------------   -------------
Total other expense                                    (3,934)        (4,800)
                                                 -------------   -------------

Income tax (tax benefit)                                    -        (37,700)
                                                 -------------   -------------

Income (loss) from discontinued operations
  before reorganization items                           3,806        (32,024)
Reorganization items - professional fees               (3,811)       (27,085)
                                                 -------------   -------------

Loss from discontinued operations                $         (5)   $   (59,829)
                                                 =============   =============


6.   EXTRAORDINARY ITEM
     ------------------

On July 30, 1998, the Bankruptcy Court confirmed ARM's plan of reorganization. The confirmed plan resulted in the following adjustments to ARM's August 31, 1998 Balance Sheet:

                               August 31, 1998  August 31, 1998
                                Balance Sheet    Balance Sheet
                                   Before            After
                                 Adjustment       Adjustment
                                for Approved     for Approved
                                   Plan of          Plan of
                               Reorganization   Reorganization    Difference
                               ---------------  ---------------  ------------

ASSETS
------
CURRENT ASSETS
  Cash                         $      28,678    $     28,678     $         -
  Accounts receivable
    from customers, net              127,010         127,010               -
  Intercompany advances
    receivable                     1,601,205         150,000      (1,451,205)
  Due from Space Application
    Corporation, short-term          251,033         251,033               -
  Other current assets                12,184          12,184               -
                               --------------   --------------   -------------
TOTAL CURRENT ASSETS               2,020,110         589,906      (1,451,205)
                               --------------   --------------   -------------

TOTAL ASSETS                   $   2,020,110    $    589,906     $(1,451,205)
                               ==============   ==============   =============

LIABILITIES
-----------
CURRENT LIABILITIES
  Liabilities not subject
    to compromise:
    Accounts payable           $     134,812    $    134,812     $         -
    Other accrued
      liabilities                     51,753          51,753               -
                               --------------   --------------   -------------
  Total liabilities not
    subject to compromise            186,565         186,565               -
                               --------------   --------------   -------------

  Liabilities subject to
    compromise:
    Accounts payable                 272,338               -        (272,338)
    Accrued salaries and
      benefits                       347,882         198,003        (149,879)
    Accrued payroll taxes
      and withholdings               166,039         150,000         (16,039)
    Accrued interest and
      penalties                      395,562          34,338        (361,224)
                               --------------   --------------   -------------
  Total liabilities subject
    to compromise                  1,181,821         382,341        (799,480)
                               --------------   --------------   -------------
TOTAL CURRENT LIABILITIES          1,368,386         568,906        (799,480)
                               --------------   --------------   -------------

STOCKHOLDERS' EQUITY
--------------------
Investment by ARC                  1,029,621       1,029,621               -
Accumulated Deficit                 (377,897)     (1,029,621)       (651,724)
                               --------------   --------------   -------------
TOTAL STOCKHOLDERS' EQUITY           651,724               -        (651,724)
                               --------------   --------------   -------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY         $   2,020,110    $    589,906     $(1,451,205)
                               ==============   ==============   =============


The company accounted for the reorganization as a troubled debt restructuring whereby, the gain on the restructuring of the pre-petition liabilities of $799,480 was aggregated and treated as an extraordinary item in the accompanying condensed consolidated statement of operations. The extraordinary item has been shown net of the income tax expense of $308,800.

Inter company receivables are eliminated in consolidation and therefore these adjustments did not impact the consolidated statement of operations. However, these write downs did impact ARM's, ARS' and ARInternet's individual balance sheets and their individual statement of operations. This will also have income tax consideration in the states where these companies do not file consolidated tax returns. However, it is expected that these companies will have sufficient net operating losses to offset any potential income generated by this transaction.

7.   SUPPLEMENTAL SEGMENT INFORMATION
     --------------------------------

The Company's continuing operations have been classified into two business segments:

                                           ARS       ARInternet  Consolidated
                                      ------------  ------------ ------------

Sales to unaffiliated customers:

     Quarter ended:
     --------------
     August 31, 1998                  $     19,955  $   77,359    $   97,314
     August 31, 1997                  $     36,542  $   96,041    $  132,583

Operating loss from continuing operations before other (income) expense and income taxes:

     Quarter ended:
     --------------
     August 31, 1998                  $    (1,698)  $  (31,862)   $  (33,560)
     August 31, 1997                  $    (1,243)  $  (14,281)   $  (15,524)


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

Results from Operations - Three Months Ended August 31, 1998 Compared to 1997
-------------------------------------------------------------------------

FROM CONTINUING OPERATIONS

The Company's revenues for the quarter ended August 31, 1998, were $97,314, or 27% below revenues of $132,583 for the same period during 1997. The decrease of $(35,269) in revenues during the quarter ended August 31, 1998, is attributable to the decrease in ARInternet's revenues of $(18,682) or (19%), and the decrease in ARS' revenues of $(16,587) or (45)% over the same period in 1997. The decrease in ARInternet's revenue were caused by a reduction in the number of subscribers serviced by the company, which the company beliefs is primarily related to the company not offering digital access capability. Subsequent to August 31, 1997, ARInternet contracted to upgrade its services for digital access capability. The decrease in ARS' revenues related to a decrease in the amount of products sold.

The Company's direct cost of services decreased $(3,692) or (6)%, from $61,827 during the quarter ended August 31, 1997, to $58,135 during the same period in 1998. Of this amount, ARInternet increased $10,214 or 30%, while ARS' cost of services decreased $(13,906) or (49%). The increase in direct costs of ARInternet related to the increase in the basic connectivity services, while the decrease of ARS' direct costs related to the decrease in sales for the quarter compared to the same period in 1997.

General and administrative ("G&A") expenses decreased $(12,541) or (15)%, from $86,280 in 1997, to $73,739 during 1998. Most notably, the G&A expenses associated with ARInternet decreased $(11,314), or (15)% due to a reduction in the amount of salaries. ARS' G&A expenses decreased $(1,227) or (13%), which was attributed to the reduction in personnel costs. The decrease in ARInternet's G&A expenses related to a reduction in staffing during 1997 when compared to the same period in 1998.

As a result of the foregoing, the Company realized a operating loss from continuing operations for the quarter ended August 31, 1998, of $(34,560) compared to a operating loss of $(15,524) for the same period during 1997. ARS realized a operating loss of $(1,698) for the quarter ended August 31, 1998, which loss represented a regression of $(455) or (37)% from the operating loss of $(1,243) during the same period in 1997. ARInternet realized a operating loss of $(31,862) for the quarter ended August 31, 1998, which represented a regression of $(17,581) from the operating loss of $(14,281) during the same period in 1997.

Interest and other expenses decreased $(3,127), from $3,495 for the quarter ended August 31, 1997, to $368 during the quarter ended August 31, 1998. The increase was primarily related to a decrease in the amount of penalties that are being incurred.

The Company realized a loss from continuing operations before income taxes of $(34,928) for the quarter ended August 31, 1998, compared to a loss from continuing operations of $(19,019) during the same period in 1997. This change in results from continuing operations was primarily caused by the decrease in ARInternet's operating income. The Company realized income from continuing operations of $518,581 during 1997 and $259,772 during 1998, after the realization of the income tax benefit associated with the gain in the sale of ARM of $537,600 during 1997, and the tax benefit associated with the extraordinary item of $294,700 during 1998.

Based on the foregoing, income (loss) per common share from continuing operations changed from $0.08 in 1997 to $0.04 in 1998.

FROM DISCONTINUED OPERATIONS

ARM's revenues for the quarter ended August 31, 1998, were $0, or (100)% below revenues of $280,683 for the same period during 1997. The decrease in revenues during the quarter ended August 31, 1998, is attributable to the sale of ARM which was effective June 19, 1997. Effective with the sale of ARM, all of ARM's direct employees terminated their employment relationships with ARM and, as a result, all revenues of ARM ceased.

ARM's direct cost of services decreased $174,190 or 100%, from $174,190 during the quarter ended August 31, 1997, to $0 during the same period in 1998.
ARM's decrease in direct costs was due to the decrease in direct labor due, which, in turn, was due to the sale of ARM.

ARM's indirect operating costs decreased $74,224 or 100%, from $74,224 during the quarter ended August 31, 1997, to $0 during the quarter ended August 31, 1998. This decrease is directly related to a decrease in direct labor costs incurred.

ARM's general and administrative ("G&A") expenses decreased $108,665 or 100%, from $108,793 in 1997, to $128 during 1998. The decrease in ARM's G&A expenses was directly attributable to the sale of ARM. ARM may, however, continue to incur some minor G&A expenses while winding down ARM's affairs in the Bankruptcy Court, which is expected to take a few months.

As a result of the foregoing, ARM realized an operating loss for the quarter ended August 31, 1998, of $(74,524) compared to an operating loss of $(128) for the same period during 1997. The $74,396 decrease in ARM's 1998 operating margin was primarily related to the sale of ARM's contracts and the discontinuation of ARM's operations.

ARM's interest and other expenses increased $866, from $(4,800) for the quarter ended August 31, 1997, to $(3,934) during the quarter ended August 31, 1998. Net interest expense decreased $14,589 or 101% from 1997. The decrease in interest costs was the result of ARM paying off its secured debt during July 1997. Other expenses increased $15,456 or 80% during the quarter ended August 31, 1998. The amounts shown under other expenses represent collections on receivables that had been written off in previous years.

During 1998, ARM reported a gain before the gain (loss) on the sale of ARM of $3,806 for the quarter ended August 31, 1998, compared to a loss of $(32,024) during the same period last year.

Liquidity and Capital Resources - 1998 Compared to 1997
-------------------------------------------------------

Total assets decreased $90,078 or 16%, from $573,110 at May 31, 1998, to $483,032 at August 31, 1998. Total liabilities on the other hand decreased from $1,700,346 to $882,188 over the same period, or a decrease of $818,158, or 48%.

The most significant reason for the decrease in total assets was the decrease in the amount due from Space Applications Corporation. During June 1998, Space Application Corporation paid $34,900, the installment due from the June 1997 sale. Additionally, during the quarter ended August 31, 1998, the Company extended Space Applications Corporation a discount of $36,467 for a current payment of $251,033 on the remaining installment payments of $287,500. All of the creditors agreed to the discounted payment.

The most significant reasons for the $16,222 increase in post-petition liabilities collectively, were increases in: accounts payable increased by $25,470 as well as accrued payroll taxes and withholdings by $11,933, offset by decreases in notes payable of $1,580, loans payable to officers and directors of $1,442, other accrued liabilities of $8,787 and deferred revenue of $9,372. The majority of the post-petition accounts payable consisted of unpaid professional fees related to the bankruptcy proceeding, which must be court approved by the Bankruptcy Court before they can be paid.

The decrease in pre-petition liabilities of $(834,380) resulted receipt of the installment payment of $34,900 from Space Applications Corporation as well as the write off of $799,480 resulting from the discharge of these liabilities upon the approval of the Plan of Reorganization by the Bankruptcy Court on July 30, 1998.

The Company's working capital deficit improved $1,020,974 or 71% during the quarter ended August 31, 1998, from a deficit of $(1,440,230) at May 31, 1998
to a deficit of $(419,256) at August 31, 1998.   This was primarily the result
of the discharge of $799,480 pre-petition liabilities as a result of the approval of the plan of reorganization.

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

A list of the purchased and excluded assets is on the following page:

  Purchased Assets                   Excluded Assets
  ----------------                   ---------------
- All Contracts rights             - ARM's charter and status as a
  (including project contracts),     corporation, its minute book, stock
- All inventory,                     transfer records, and similar records
- All books and records,             relating to ARM's organization,
- All furniture, fixtures and        existence or capitalization, and the
  equipment,                         capital stock of ARM,
- All proprietary rights           - Billed accounts receivable as of
  (patents, etc.),                   closing,
- All unbilled accounts            - Intercompany receivables,
  receivable relating to           - All of ARM's cash accounts,
  expired contracts as of          - ARM's rights to occupy real property
  January 31, 1997,                  pursuant to leases of real property an
- All other unbilled accounts        and any leasehold improvements made
  receivable as of the closing       thereto,
  date                             - Any other property identified by the
                                     Purchaser prior to the closing.


PLAN OF REORGANIZATION/PAYMENT AND PRE-PETITION LIABILITIES.

After the sale was completed, ARM filed a Plan of Reorganization, which, among other things, specified how much of the outstanding pre-petition liabilities would be paid and over what period of time. On July 30, 1998, the Plan was approved by the Bankruptcy Court. Between the monies generated from the sale of ARM's contracts rights plus the collection of outstanding accounts receivable (which were not part of the sale), there was not sufficient monies to liquidate all of ARM's pre-petition liabilities. The condensed consolidated balance sheet at August 31, 1998, have been adjusted to reflect the amount that is currently expected to be paid as part of the approved Plan of Reorganization. Should ARM continue to incur additional professional fees over the amounts currently accrued, by agreement, the additional professional fees will decrease the amounts to be paid to the state tax creditors. See note 6 for additional information.

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

The sale of ARM's assets dramatically changed the Company's balance sheet and statement of operations. Through the bankruptcy proceeding, all of ARM's debts, which totaled approximately $1.4 million at July 30, 1998, will be either liquidated or discharged (See Note 6). If ARS and ARInternet's revenues can be increased to produce net profits and a positive cash flow, the Company may in fact benefit from the sale of ARM's assets. However, unless and until this occurs, the Company may not have sufficient capital to achieve its current business plan, which raises substantial doubt as to the Company's ability to continue as a going concern after the sale of ARM's assets.

Inflation
---------
The Company anticipates increases in costs associated with the operation of the business and reflects this in the cost of living escalation factors proposed on all new work. In addition, the Company is continually researching areas to minimize cost increases and strives for improved efficiencies in all aspects of its business environment.

                          PART II - OTHER INFORMATION


Item 1:     Legal Proceedings
            -----------------

            None

Item 2:     Changes in Securities
            ---------------------

            None

Item 3:     Defaults Upon Senior Securities
            -------------------------------

            None

Item 4:     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5:     Other Information
            -----------------

            None

Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------

            Exhibits:

                 Exhibit 27 - Financial Data Schedule

            Reports on Form 8-K:

                 None

                 APPLIED RESEARCH CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/  S.P.S. Anand                              October 21, 1998
------------------------------------------     ----------------
Dr. S.P.S. Anand                               Date
President and Chief Executive Officer



/s/  Dennis H. O'Brien                         October 21, 1998
------------------------------------------     ----------------
Dennis H. O'Brien                              Date
Vice President and Chief Financial Officer